Form 10-Q
period 1996-03-31
CONDEV LAND GROWTH FUND 86 LTD
filed 1996-04-22
CIK 795280

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Three Months Ended March 31, 1996
                       Commission File Number 33-06419-A

                       CONDEV LAND GROWTH FUND '86, LTD.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

               FLORIDA                       59-2766359
               -------                       ----------
   (State or other jurisdiction of       (I.R.S. Employer
    incorporation of organization)        Identification No.)

                               2487 Aloma Avenue
                           Winter Park, Florida 32792
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (407) 679-1748


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO ______.
                                       ------

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX



PART I.  FINANCIAL INFORMATION:                        PAGE NUMBER

               ITEM 1.  Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - March 31, 1996
                    and December 31, 1995                      3

                    Statement of Income & Expense
                    Three Months Ended March 31, 1996
                    and March 31, 1995                         4

                    Statement of Cash Receipts and
                    Disbursements - Three Months
                    Ended March 31, 1996                       5

                    Notes to Financial Statements              6 - 8

               ITEM 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  9

PART II.  OTHER INFORMATION:

               ITEM 6.  Exhibits and Reports on Form 8-K        9

                         PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements:
          ---------------------

The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Growth Fund '86, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented. For a full description of accounting policies, see notes to financial statements in the 1995 annual report on Form 10-K.

                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                     MARCH 31, 1996 AND DECEMBER 31, 1995

                                    ASSETS
                                    ------

                               March 31, 1996    December 31, 1995
                               --------------    ------------------
                                                    (AUDITED)
Cash & Cash Equivalents          $  183,737         $  196,814
Accounts Receivable                       0                  0
Land, at Cost (Note 2)            1,482,249          1,482,249
Investments in Joint
Ventures (Note 3)                 1,916,643          l,915,871
Organization Costs, Net              24,169             24,169
                                 ----------         ----------

             Total Assets        $3,606,798         $3,619,103
                                 ==========         ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Deposits on Land                 $        0  $        0
                                 ----------  ----------
Partner's Capital -
  General Partner                     4,393       4,516
  Limited Partners                3,602,405   3,614,587
  Distributions, Current Year             0           0
                                 ----------  ----------

    Total Partner's Capital      $3,606,798  $3,619,103
                                 ----------  ----------

Total Liabilities and
          Partner's Capital      $3,606,798  $3,619,103
                                 ==========  ==========


                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                  (UNAUDITED)

                                 March 31, 1996      March 31, 1995
                                 --------------      --------------

INCOME
- ------

Interest and Other Income           $    2,073          $   1,588
Gain on land sale                            0                  0
                                    ----------          ---------
Total Income                        $    2,073          $   1,588

OPERATING EXPENSES
- ------------------

Professional Services                   10,090                813

Equity in Loss of Joint Venture          1,559                  0

Other                                      303                242

Taxes and permits                            0                198

Office Expense                           2,426              3,134
                                    ----------          ---------

Total Operating Expense             $   14,378          $   4,378
                                    ----------          ---------

Net Income/(Loss)                   $   (2,305)         $  (2,799)


                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1996


Cash flows from operating activities:
               Net Income                                $(12,305)
               Adjustments to reconcile net loss
                 to net cash used for operating
                 activities:
                   Equity in loss of joint ventures             0
                   Cash used for changes:
                      Accounts Receivable                       0
                      Deposits on land                          0

                      Net cash used in operating
                      activities                          (12,305)

Cash flows from financing activities:
 Land development costs                                         0
 Proceeds from land sale, net                                   0
 Investment in Joint ventures                                (772)

  Net cash from financing
  activities                                                 (772)

Cash flows from investing activities:
               Distributions to partners                        0
                                                         --------

                      Net cash used in financing
                      activities                                0
                                                         --------

                      Net decrease in cash                 13,077
                                                         --------

Cash and cash equivalents at beginning of year            196,814

Cash and cash equivalents at end of period               $183,737
                                                         ========

                       CONDEV LAND GROWTH FUND '86, LTD.
                         NOTES TO FINANCIAL STATEMENTS

Note 1   BUSINESS:
         ---------

         Condev Land Growth Fund '86, Ltd. is a Florida Limited Partnership formed on April 17, 1986 under the Florida Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment predevelopment land in Central Florida. The Partnership registered with the Securities and Exchange Commission a total of 7,500 units of limited partnership interests ("Units"). The Partnership had collected $7,500,000 in Partnership Capital as of December 31, 1987, the expiration of the offering period.

         As provided under the terms of the Partnership agreement the Partnership was to be in existence until December 31, 1993. In accordance with the Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1993 the Partnership has been in liquidation with no change in the status of the limited partners or general partner.

         The Partnership has fully invested all available funds in properties located in the Central Florida area. Three parcels have been sold. Refer to Note 2 INVESTMENT IN LAND and Note 3 INVESTMENT IN JOINT VENTURES for details.


Note 2   INVESTMENT IN LAND:
         -------------------

         At March 31, 1996, land consisted of the following:

            2.83 acre parcel (zoned commercial) in
               southeast Orange County, Florida       $  322,791
            7.00 acre parcel (zoned commercial) in
               Brevard County, Florida                   420,503(a)
            6.61 acre parcel (zoned commercial) in
               Orange County, Florida                    738,955(b)
                                                      ----------
                                                      $1,482,249
                                                      ==========

         (a) On January 12, 1996, the Partnership entered into a Contract for Sale of this parcel with a developer who intends to build a retail center for a nationwide home builder. Another developer has a competing parcel in the neighborhood under contract with the intent of building for the same retailer. We expect a decision to be made during the month of April.

         (b) On July 25, 1995, the Partnership entered into a contract with a convenience store operator for the sale of approximately
         1.2 acres of this site. The contract has been amended a number of times since its original signing. The contract now provides for the sale of approximately 1 acre. The Buyer has announced its intention to construct a Handy Way convenience store, Church's Chicken drive-through restaurant and Citgo service station on the site. In conjunction with its acquisition of this site, the Buyer has agreed to construct access roads which will service both their site and the balance of the property, as well as retention for the entire property, so the Partnership expects to have the remainder of the property fully and ready to market when all improvements are completed. Closing on the corner parcel is anticipated during the third quarter of 1996.

         For full details of investment in land, including a description of each parcel, please refer to the notes in Form 10-K filed as of December 31, 1995.


Note 3   INVESTMENT IN JOINT VENTURES:
         -----------------------------

         The Partnership is a party to two joint ventures which have investments in land. The Partnership investment as of March 31, 1996 in the joint ventures for the period then ended are summarized as follows:

                                        Investment
                                        ----------

         West 50 Joint Venture          $ l,514,891
         Condev/McCulloch Road
                Joint Venture               401,752
                                        -----------
                                        $ 1,916,643
                                        ===========

         The operations of both joint ventures consist primarily of professional services and real estate taxes.

         The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of March 31, 1996 is as follows:

                                    Assets
                                    ------

         Cash                                                $    9,781
         Accounts Receivable                                          0
         Investment in land                                   2,557,832
                                                             ----------
                                                             $2,567,613
                                                             ==========

                      Liabilities and Venturers' Capital
                      ----------------------------------

         Liabilities                                                  0
         Venturers' capital                                   2,567,613
                                                             ----------
                                                             $2,567,613
                                                             ==========

         The Partnership owns a 50.1% interest in Condev/McCulloch Road Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. The remaining 49.9% interest is owned by Condev Land Fund II, Ltd., an affiliate of the general partner. The Partnership's investment is carried at its underlying equity in the net assets. A summary of the assets, liabilities and venturers' capital of Condev/McCulloch

         Road Joint Venture as of March 31, 1996 is as follows:


                                    Assets
                                    ------

         Cash                                                $    408
         Investment in land                                   802,930
                                                             --------

                                                             $803,338
                                                             ========

                      Liabilities and Venturers' Capital
                      ----------------------------------

         Liabilities                                         $  1,438
         Venturers' capital                                   801,900
                                                             --------

         Total Liabilities and Venturer's Capital            $803,338
                                                             ========

         During the first quarter of 1995, the Partnership entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. The agreement has been amended several times, and now provides for the acquisition of the entire site on or before April 22, 1996. The general partner anticipates distributing the net proceeds, after replenishment of operating reserves, as soon as the Partnership's auditors confirm the amount available for distribution.


Note 4   DISTRIBUTIONS TO PARTNERS:
         --------------------------

         Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. During the first three months there were no cash flow distributions made to the partners.

Note 5   RELATED PARTY TRANSACTIONS:
         ---------------------------

         The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1996, $1,935 was reimbursed to the general partner for direct expenses incurred.

         When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner during the first three months of 1996.

         The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. The General Partner has previously advanced $156,048.27 of working capital to the Partnership, which advance was repaid in December, 1993. Since the General Partner has met its obligation to advance funds, it is not required to make further advances.

Note 6   OTHER INFORMATION:
         ------------------

         None



Item 2   Management's  discussion and analysis of financial condition and
         ----------------------------------------------------------------
         results of operations
         ---------------------

         Interest and other income for the three months ended March 31, 1996 was $2,073. Total income for the period was also $2,073, as there were no sales of land during the quarter. This compares to total income for the comparable period in 1995 of $ 1,588. Operating expenses for the three months ended March 31, 1996 were $14,378 compared to $ 4,387 in 1995. The primary reason for this increase was higher costs of professional services, which increased from $813 in 1995 to $10,090 in 1996. This is not a reflection of higher expenses. Rather, the quarterly invoices were paid in March for the three months ended March 31, 1996, while they were recorded in April, 1995. Equity in the Loss of Joint Venture totalled $1,588 for the 1996 quarter as compared with no expense booked in the comparable 1995 quarter. This difference is a result of a change in accounting policy whereby this item is recognized on a quarterly basis rather than annually. Office expenses declined from $3,134 in 1995 to $2,426 in 1996. Net loss for the three months ended March 31, 1996 was $12,304, compared to a net loss of $ 2,799 for the three months ended March 31, 1995.


                                    PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (A)  Exhibits / Index.

              None

         (B)  Reports on Form 8-K.

              There were no reports on form 8-K for the three months ended March 31, 1996.

                       CONDEV LAND GROWTH FUND '86, LTD.
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                          CONDEV LAND GROWTH FUND '86, LTD.
                          By:   Condev Associates, General Partner


April 16, 1996            /s/ Robert N. Gardner, Partner
- --------------            ------------------------------------------------------
DATE                          Robert N. Gardner, Partner

April 16, 1996            /s/ Joseph J. Gardner, Partner
- --------------            ------------------------------------------------------
DATE                          Joseph J. Gardner, Partner