Form 10-Q
period 1996-06-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1996-08-01
CIK 795280

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For the Six Months Ended June 30, 1996
                       Commission File Number 33-06419-A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO     .
                                        ----      ----

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX



PART I.  FINANCIAL INFORMATION:                         PAGE NUMBER

         ITEM 1.    Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - June 30, 1996
                    and December 31, 1995                      3

                    Statement of Income & Expense
                    Three Months Ended June 30, 1996
                    and June 30, 1995                          4

                    Statement of Income & Expense
                    Six Months Ended June 30, 1996
                    and June 30, 1995                          5

                    Statement of Cash Receipts and
                    Disbursements - Six Months
                    Ended June 30, 1996                        6

                    Notes to Financial Statements              7 - 10

         ITEM 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  10

PART II.  OTHER INFORMATION:

         ITEM 6.    Exhibits and Reports on Form 8-K           11

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

                       CONDEV LAND GROWTH FUND '86, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                     ------

                             June 30, 1996  December 31, 1995
                             -------------  ------------------
                                                (AUDITED)

Cash & Cash Equivalents         $  190,201         $  196,814
Land, at Cost (Note 2)           1,482,249          1,482,249
Investments in Joint
Ventures (Note 3)                1,514,891          l,915,871
Organization Costs, Net             24,169             24,169
                                ----------         ----------

             Total Assets       $3,211,510         $3,619,103
                                ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------



Partner's Capital -
 General Partner                    5,840                  4,516
 Limited Partners               3,205,670              3,614,587
                               ----------             ----------

   Total Partner's Capital     $3,211,510             $3,619,103
                               ----------             ----------

Total Liabilities and
        Partner's Capital      $3,211,510             $3,619,103
                               ==========             ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)



                                   June 30, 1996      June 30, 1995
                                   -------------      -------------
INCOME
- ------

Interest and Other Income               $  2,265         $ 24,267

Gain on land sale                              0          695,360

Equity in Income of Joint Venture        149,348                0
                                        --------         --------

Total Income                            $151,613         $719,627


OPERATING EXPENSES
- ------------------

Professional Services                      1,376            8,200

Other                                      1,682                0

Taxes and permits                              0                0

Office Expense                             3,843            2,250
                                        --------         --------

Total Operating Expense                 $  6,901         $ 10,450
                                        --------         --------

Net Income/(Loss)                       $144,712         $709,177
                                        ========         ========


                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
                SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)



                                  June 30, 1996      June 30, 1995
                                  -------------      -------------

INCOME
- ------

Interest and Other Income               $  4,338        $ 25,855

Gain on land sale                              0         695,360

Equity in Income of Joint Venture        147,789               0
                                        --------        --------

Total Income                            $152,127        $721,215


OPERATING EXPENSES
- ------------------

Professional Services                     11,466           9,013

Other                                      1,985             242

Taxes and permits                              0             198

Office Expense                             6,269           5,384
                                        --------        --------

Total Operating Expense                 $ 19,720        $ 14,837
                                        --------        --------

Net Income/(Loss)                       $132,407        $706,378
                                        ========        ========


                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1996


Cash flows from operating activities:
               Net Income                              $ 132,407
               Adjustments to reconcile net loss
                 to net cash used for operating
                 activities:
                   Equity in Income of Joint
                    Venture, net                        (147,789)
                    Cash used for changes:
                       Accounts Receivable                     0
                       Deposits on land                        0
                                                       ---------
                       Net cash used in operating
                        activities                       (15,382)
                                                       ---------

Cash flows from financing activities:
               Land development costs                          0
               Distribution from Joint Venture, net      551,100
               Investment in Joint ventures               (2,331)
                                                       ---------

                       Net cash from financing
                       activities                        548,769
                                                       ---------

Cash flows from investing activities:
               Distributions to partners                (540,000)
                                                       ---------

                       Net cash used in financing
                       activities                       (540,000)
                                                       ---------

                       Net decrease in cash                6,613
                                                       ---------

Cash and cash equivalents at beginning of year           196,814

Cash and cash equivalents at end of period             $ 190,201
                                                       =========

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

               At June 30, 1996, land consisted of the following:

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

               (a) On January 12, 1996, the Partnership entered into a Contract for Sale of this parcel with a developer who intends to develop a retail center on the site. In April, the prospective purchaser made a non-refundable deposit under the terms of the contract.
               We expect a closing to occur during the third quarter of 1996.

               (b) On July 25, 1995, the Partnership entered into a contract with a convenience store operator for the sale of approximately
               1.2 acres of this site. The contract has been amended a number of times since its original signing. The contract now provides for the sale of approximately 1 acre. The Buyer has announced its intention to construct a Handy Way convenience store, Church's Chicken drive-through restaurant and Citgo service station on the site. In conjunction with its acquisition of this site, the Buyer has agreed to construct access roads which will service both their site and the balance of the property, as well as water retention for the entire property, so the Partnership expects to have the remainder of the property fully and ready to market when all improvements are completed. Closing on the corner parcel is anticipated during the third quarter of 1996.

               For full details of investment in land, including a description of each parcel, please refer to the notes in Form 10-K filed as of December 31, 1995.


Note 3         INVESTMENT IN JOINT VENTURES:
               -----------------------------

               The Partnership is a party to two joint ventures which have investments in land. The Partnership investment as of June 30, 1996 in the joint ventures for the period then ended are summarized as follows:

                                              Investment

               West 50 Joint Venture          $ l,514,891
               Condev/McCulloch Road
                    Joint Venture                       0(a)
                                              -----------
                                              $ 1,514,891
                                              ===========

               The operations of both joint ventures consist primarily of professional services and real estate taxes.

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of June 30, 1996 is as follows:

                                 Assets
                                 ------

               Cash                           $     1,446
               Accounts Receivable                      0
               Investment in land               2,565,732
                                              -----------
                                              $ 2,567,178
                                              ===========

                    Liabilities and Venturers' Capital
                    ----------------------------------

               Liabilities                              0
               Venturers' capital               2,567,178
                                              -----------
                                              $ 2,567,178
                                              ===========

               (a) The Partnership owns a 50.1% interest in Condev/McCulloch Road Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. The remaining 49.9% interest is owned by Condev Land Fund II, Ltd., an affiliate of the general partner. The Partnership's investment is carried at its underlying equity in the net assets. A summary of the assets, liabilities and venturers' capital of Condev/McCulloch Road Joint Venture as of June 30, 1996 is as follows:

                                    Assets
                                    ------

               Cash                                         $  602
               Investment in land                                0
                                                            ------

                                                            $  602
                                                            ======

                      Liabilities and Venturers' Capital
                      ----------------------------------

               Liabilities                                  $  602
               Venturers' capital                                0
                                                            ------

               Total Liabilities and Venturer's Capital     $  602
                                                            ======

               During the first quarter of 1995, the Partnership entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. On April 22, 1996, Condev/McCulloch Road Joint Venture concluded the sale.
               The Purchase Price for this parcel was $1,190,000, which includes an amount of $35,000 paid by the purchaser as additional consideration to extend the closing date from December 22, 1995 to April 22, 1996. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330.01. The Joint Venture paid $737,355 for this parcel on February 6, 1989. In addition, the Joint Venture had $62,769 in additional capitalized costs relating to the property. Therefore, the Joint Venture had a net gain on the sale of this parcel of $304,206.01.

               As provided in the Partnership Agreement, reserves may be retained by the Partnerships to provide for anticipated future expenses. The General Partner determined that additional reserves of $11,100 are appropriate and necessary for Condev Land Growth Fund '86. In addition the Joint Venture retained reserves of $4,330 to cover final audit and attorney's fees. Aggregate distributions to limited partners in the amount of $1,080,000 were made on May 2, 1996, $540,000 to limited partners of Condev Land Growth Fund '86, Ltd. and Condev Land Fund II, Ltd., respectively.

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1996.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first six months a total of $540,000 was distributed to limited partners as described under Note 3 above.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1996, $3,870 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first six months of 1996.

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


Note 6         OTHER INFORMATION:
               ------------------

               None

Item 2         Management's  discussion and analysis of financial condition and
               ----------------------------------------------------------------
               results of operations
               ---------------------

               Interest and other income for the six months ended June 30, 1996 was $4,338. This compares to interest and other income of $25,855 for the first six months of 1995. The 1995 period includes $25,000 in interest on a purchase money mortgage which was outstanding at the time. This mortgage was repaid during 1995. Total income for the six months ended June 30, 1996 was $152,127, including equity in the income of Condev/McCulloch Road Joint Venture as a result of the sale of its parcel in Seminole County, Florida. See Note 3, Investment in Joint Ventures. Total income for the comparable 1995 period was $721,360 which included a gain on the sale of land totalling $695,360. Operating expenses for the six months ended June 30, 1996 were $ 19,720 compared to $ 14,837 for the six months ended June 30, 1995. The primary reason for this increase was slightly higher expenses for professional services, which increased from $ 9,013 in 1995 to $11,466 in 1996. This occurred because of additional efforts to plan use of the land owned by the Partnership for future sale and to insure that existing development rights are vested to the fullest extent possible. Office expenses increased from $5,384 in 1995 to $6,269 for the first six months of 1996. Net income for the six months ended June 30, 1996 was $132,407, compared to a net income of $ 706,378 for the six months ended June 30, 1995.

               Total assets of the partnership declined from $3,619,103 at December 31, 1995 to $3,211,510 at June 30, 1996, a decrease of $407,593. This reflects the sale of land by the partnership during the period. Total assets can be expected to decrease as land is sold and the net proceeds are distributed to limited partners. Liquidity remained at a satisfactory level of $190,201 at June 30, 1996, compared to $196,814 at 1995 year end.

                                    PART II

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

               (A)  Exhibits / Index.

                    None

               (B)  Reports on Form 8-K.

                    There were no reports on form 8-K for the six months ended June 30, 1996.

                       CONDEV LAND GROWTH FUND '86, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                              CONDEV LAND GROWTH FUND '86, LTD.
                              By:   Condev Associates, General Partner



August 1, 1996                /s/ Robert N. Gardner
- ---------------               ---------------------------
DATE                          Robert N. Gardner, Partner


August 1, 1996                /s/ Joseph J. Gardner
- ---------------               ---------------------------
DATE                          Joseph J. Gardner, Partner