Form 10-Q
period 1996-09-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1996-10-25
CIK 795280

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the Nine Months Ended September 30, 1996
                       Commission File Number 33-06419-A

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

Registrant's telephone number, including area code: (407) 679-1748


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       ------    -----.

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX



PART I. FINANCIAL INFORMATION:                           PAGE NUMBER

        ITEM 1. Financial Statements

                Statement of Assets,
                Liabilities and Partner's
                Capital - September 30, 1996
                and December 31, 1995                           3

                Statement of Income & Expense
                Three Months Ended September 30, 1996
                and September 30, 1995                          4

                Statement of Income & Expense
                Nine Months Ended September 30, 1996
                and September 30, 1995                          5

                Statement of Cash Receipts and
                Disbursements - Nine Months
                Ended September 30, 1996                        6

                Notes to Financial Statements                   7 - 10

        ITEM 2. Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                       10 - 11

PART II. OTHER INFORMATION:

        ITEM 6. Exhibits and Reports on Form 8-K                11

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

                       CONDEV LAND GROWTH FUND '86, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS
                                     ------

                           September 30, 1996  December 31, 1995
                           ------------------  -----------------
                                                   (AUDITED)

Cash & Cash Equivalents            $  465,748         $  196,814
Escrow Deposit                         34,135                  0
Land, at Cost (Note 2)              1,367,101          1,482,249
Investments in Joint
Ventures (Note 3)                   1,516,378          l,915,871
Organization Costs, Net                24,169             24,169
                                   ----------         ----------
             Total Assets          $3,407,531         $3,619,103
                                   ==========         ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Partner's Capital -
     General Partner                    7,800              4,516
     Limited Partners               3,399,731          3,614,587
                                   ----------         ----------
        Total Partner's Capital    $3,407,531         $3,619,103
                                   ----------         ----------

Total Liabilities and
              Partner's Capital    $3,407,531         $3,619,103
                                   ==========         ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                      September 30, 1996      September 30, 1995
                                      ------------------      ------------------
INCOME
------
Interest and Other Income                       $  2,943                $  8,434

Gain on land sale                                194,365                 405,580

Equity in Income of Joint Venture                    420                       0
                                                --------                --------

Total Income                                    $197,728                $414,014


OPERATING EXPENSES
------------------

Professional Services                                  26                    955

Other                                            (  1,641)                     0

Taxes and permits                                   1,266                      0

Office Expense                                      2,097                  3,699
                                                 --------               --------

Total Operating Expense                          $  1,748               $  4,654
                                                 --------               --------

Net Income/(Loss)                                $195,980               $409,360
                                                 ========               ========


                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                        September 30, 1996    September 30, 1995
                                        ------------------    ------------------
INCOME
------
Interest and Other Income                          $  7,281           $   34,289

Gain on land sale                                   194,365            1,100,940

Equity in Income of Joint Venture                   148,209                    0
                                                   --------           ----------

Total Income                                       $349,855           $1,135,229


OPERATING EXPENSES
------------------

Professional Services                                11,492                9,968

Other                                                   344                  242

Taxes and permits                                     1,266                  198

Office Expense                                        8,366                9,083
                                                   --------           ----------

Total Operating Expense                            $ 21,428           $   19,491
                                                   --------           ----------

Net Income/(Loss)                                  $328,427           $1,115,738
                                                   ========           ==========


                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

Cash flows from operating activities:
           Net Income                                        $  328,427
           Adjustments to reconcile net loss
             to net cash used for operating
             activities:
                Equity in Income of Joint
                 Venture, net                                 ( 148,209)
                Gain on land sale                             ( 194,365)
                Equity in loss of Joint Venture                     118
                Cash used for changes:
                   Escrow                                     (  34,135)
                   Deposits on land                                   0
                                                             ----------

                   Net cash used in operating
                   activities                                 (  48,164)
                                                             ----------

Cash flows from financing activities:
           Land development costs                             (   2,591)
           Distribution from Joint Venture, net                 551,402
           Proceeds from land sale                              308,287
                                                             ----------

                   Net cash from financing
                   activities                                   857,098
                                                             ----------

Cash flows from investing activities:
           Distributions to partners                          ( 540,000)
                                                             ----------
                   Net cash used in investing
                   activities                                 ( 540,000)
                                                             ----------

                   Net increase in cash                         268,934
                                                             ----------

Cash and cash equivalents at beginning of year                  196,814

Cash and cash equivalents at end of period                   $  465,748
                                                             ==========

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


Note 2   INVESTMENT IN LAND:
         -------------------

         At September 30, 1996, land consisted of the following:

               2.83 acre parcel  (zoned commercial) in
               southeast Orange County, Florida                  $  322,791
               7.00 acre parcel (zoned commercial) in
               Brevard County, Florida                              420,503(a)
               5.39 acre parcel (zoned commercial) in
               Orange County, Florida                               623,807(b)
                                                                -----------
                                                                $ 1,367,101
                                                                ===========

         (a) On January 12, 1996, the Partnership entered into a Contract for Sale of this parcel with a developer who intended to develop a retail center on the site. In April, the prospective purchaser made a non-refundable deposit under the terms of the contract. After two extensions, the buyer decided to terminate the contract and forfeit their $20,000 deposit. This amount was distributed to limited partners on October 11, 1996.

         (b) On July 25, 1995, the Partnership entered into a contract with a convenience store operator for the sale of approximately 1.2 acres of this site. The contract was amended a number of times after its original signing, finally providing for the sale of approximately 1 acre. On July 26, 1996, the Partnership closed on this contract.

         The purchase price for the 45,000 square foot site was $360,000, or $8.00 per square foot. The Partnership paid $719,535 or $2.50 per square foot for the entire parcel in July, 1987. In addition the Partnership incurred capitalized costs of $19,420 on this parcel. As part of the agreement, the buyer agreed to construct a master drainage and retention system for the entire site, as well as access roads both on Colonial Drive and Woodbury Road to service the entire site. An escrow account in the amount of $34,135 was established for this permitting and construction, and represents the contribution of the Partnership towards those costs which exclusively benefit the remaining land owned by the Partnership. After expenses and the above mentioned escrow deposit for future development, the Partnership realized net cash proceeds of $284,243.84. A total of $280,000.00 was distributed to limited partners on October 11, 1996. The $4,243.84 balance was added to partnership reserves. The Partnership retains approximately 5.39 acres at this location.

         For full details of investment in land, including a description of each parcel, please refer to the notes in Form 10-K filed as of December 31, 1995.


Note 3   INVESTMENT IN JOINT VENTURES:
         -----------------------------

         The Partnership is a party to two joint ventures which have investments in land. The Partnership investment as of September 30, 1996 in the joint ventures for the period then ended are summarized as follows:

                                          Investment

         West 50 Joint Venture          $ l,516,378(a)
         Condev/McCulloch Road
               Joint Venture                      0(b)
                                        -----------
                                        $ 1,516,378
                                        ===========

         The operations of West 50 Joint Venture consists primarily of professional services and real estate taxes. Condev/McCulloch Road Joint Venture was closed out upon the sale of its only parcel of land as described in Note 3(b) below.

         (a) The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of September 30, 1996 is as follows:

                                     Assets
                                     ------

         Cash                                                        $     1,146
         Accounts Receivable                                                   0
         Investment in land                                            2,568,250
                                                                     -----------
                                                                     $ 2,569,396
                                                                     ===========

                       Liabilities and Venturers' Capital
                       ----------------------------------

         Liabilities                                                           0
         Venturers' capital                                            2,569,396
                                                                     -----------
                                                                     $ 2,569,396
                                                                     ===========

         (b) The Partnership owned a 50.1% interest in Condev/McCulloch Road Joint Venture (A Florida Joint Venture) whose purpose was to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. The remaining 49.9% interest was owned by Condev Land Fund II, Ltd., an affiliate of the general partner. In April 1996, the Joint Venture's land was sold as described below, and the Joint Venture was terminated.

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

         Net proceeds from this sale were distributed to limited partners in May, 1996. Final distributions to Condev Land Growth Fund '86, Ltd. and Condev Land Fund II, Ltd. were made during the third quarter and the Joint Venture was terminated.


Note 4   DISTRIBUTIONS TO PARTNERS:
         --------------------------

         Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1996.

         Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first nine months a total of $540,000 was distributed to limited partners representing net proceeds of the sale described in Note 3(b) above. In addition, distributions totalling $300,000.00 relating to the deposit described in Note 2(a) and the sale described in Note 2(b) were made on October 11, 1996.

Note 5   RELATED PARTY TRANSACTIONS:
         ---------------------------

         The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1996, $5,805 was reimbursed to the general partner for direct expenses incurred.

         When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first nine months of 1996.

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


Note 6   OTHER INFORMATION:
         ------------------

         None

Item 2   Management's  discussion and analysis of financial condition and
         ----------------------------------------------------------------
         results of operations
         ---------------------

         Interest and other income for the nine months ended September 30, 1996 was $7,281. This compares to interest and other income of $34,289 for the first nine months of 1995. The 1995 period includes $25,280 in interest on a purchase money mortgage which was outstanding at the time. This mortgage was repaid during the second quarter of 1995. Total income for the nine months ended September 30, 1996 was $328,427, including $148,209 equity in the income of Condev/McCulloch Road Joint Venture as a result of the sale of its parcel in Seminole County, Florida (see Note 3, Investment in Joint Ventures), and $194,365 gain on the sale of property (see Note 2(b) Investment in Land). Total income for the comparable 1995 period was $1,135,229 which included a gain on the sale of two parcels of land totalling $1,100,940. Operating expenses for the nine months ended September 30, 1996 were $ 21,428 compared to $ 19,491 for the nine months ended September 30, 1995. The primary reason for this increase was slightly higher expenses for professional services, which increased from $ 9,968 in 1995 to $11,492 in 1996. This occurred because of additional efforts to plan use of the land owned by the Partnership for future sale and to insure that existing development rights are vested to the fullest extent possible. Office expenses decreased from $9,083 in 1995 to 8,366 for the first nine months of 1996. Net income for the nine months ended September 30, 1996 was $328,427, compared to a net income of $1,115,738 for the nine months ended September 30, 1995.

         Total assets of the partnership declined from $3,619,103 at December 31, 1995 to $3,407,531 at September 30, 1996, a decrease of $211,572.
         This reflects the sale of land by the partnership during the period, partially offset by the gain on a sale made during the third quarter but not distributed to limited partners until the fourth quarter. Total assets can be expected to decrease as land is sold and the net proceeds are distributed to limited partners. Liquidity was at a high level of $$465,748 at September 30, 1996, compared to $196,814 at 1995 year end. However, distributions of $300,000 were made to limited partners on October 11, 1996, reducing liquidity to a more normal level.



                                    PART II


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (A)  Exhibits / Index.

              None

         (B)  Reports on Form 8-K.

              There were no reports on form 8-K for the nine months ended September 30, 1996.

                       CONDEV LAND GROWTH FUND '86, LTD.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.



                                   CONDEV LAND GROWTH FUND '86, LTD.
                                   By:   Condev Associates, General Partner



October 25, 1996                   /s/ Robert N. Gardner
-------------------------          --------------------------------------------
DATE                               Robert N. Gardner, Partner


October 25, 1996                   /s/ Joseph J. Gardner
-----------------------            --------------------------------------------
DATE                               Joseph J. Gardner, Partner