Form 10-K
period 1996-12-31
CONDEV LAND GROWTH FUND 86 LTD
filed 1997-02-26
CIK 795280

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                   Form 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                               Commission File Number
December 31, 1996                                       #33-06419-A

                       Condev Land Growth Fund '86, Ltd.
                       ---------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

        Florida                         #59-2766359
-------------------------------     -------------------------------
(State or other jurisdiction        (IRS Employer ID #)
 of incorporation or
 organization)



2487 Aloma Avenue
Winter Park, Florida                    32792
-------------------------------     -------------------------------
(Address of principal executive     (Zip Code)
 offices)

Registrant's telephone number, including area code (407) 679-1748
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X          No
        -------        -------

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:
                                 Not Applicable
                                 --------------

                                     PART I

Item 1.

     Business:
     --------

     Condev Land Growth Fund '86, Ltd. (the "Partnership") is a Florida limited partnership formed on April 17, 1986 under the Florida Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment pre-development land in Central Florida. The partnership was formed with an initial capital contribution of $1,000 from the general partner and $1,500 from the initial limited partners. The Partnership registered with the Securities and Exchange Commission a total of 7,500 units of limited partnership interests ("Units"). Condev Investment Company, the Managing Dealer, had the right to sell an original amount of 5,000 Units, and up to an additional 2,500 Units pursuant to an over-allotment option which was exercised.

     On April 6, 1987, Condev Associates, on behalf of Condev Land Growth Fund '86, Ltd., accepted subscriptions for 1,083 units. On April 6, 1987, the general partner notified Barnett Banks Trust Company, N.A., the Escrow Agent, to pay the escrowed amount to the Partnership. The net proceeds of the offering were placed in short term, money-market type instruments pending investment as described in the Use of Proceeds section of the Prospectus dated August 27, 1986. Upon receipt of the net proceeds of the offering, the Amended and Restated Certificate and Agreement of Limited Partnership was filed with the Florida Secretary of State to admit the additional Limited Partners and to effect the withdrawal of the Original Limited Partners.

     From April 6, 1987 through December 31, 1987, the general partner accepted additional subscriptions for 6,417 Units. The Partnership had collected $7.5 million in Partnership Capital as of December 31, 1987.

     As provided under the terms of the Partnership Agreement the Partnership was to be in existence until December 31, 1993. In accordance with the Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1993, the Partnership has been in liquidation with no change in the status of the limited partners or general partner. The Partnership's operation will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

     The Partnership purchased nine properties to be held for investment in the Central Florida area. The Partnership purchased the last parcel on February 6, 1989. Refer to Item 2. Properties, for full details. Properties are sold as market conditions and demand permit.

     The Partnership has no employees. Messrs. Robert N. Gardner and Joseph J. Gardner are the general partners of Condev Associates, a Florida general partnership, which is the general partner of the Partnership (the "General Partner"). Mr. Robert L. Secrist, Jr. withdrew as a general partner of Condev Associates on September 1, 1988.

Item 2.

     Properties:
     ----------

     Since its inception, the Partnership has acquired nine properties for investment in the Central Florida area. Five of these properties have been sold. As of December 31, 1996, the Partnership owned or had an investment in four properties.

     The Limited Partnership Agreement requires an independent appraisal for each property it purchases, and the acquisition price not to exceed the appraised value. The appraised values referred to herein are the results of the appraisal at the time of acquisition.

     The following is a summary of all parcels acquired by the Partnership:

     Parcel 1:
     --------

     The Partnership purchased a 1.79 acre commercial parcel of vacant land in St. Cloud, Florida on November 30, 1987 at a price of $328,100 plus acquisition costs of $40,741. On August 1, 1987, it contracted to sell this same parcel to Barnett Bank of Central Florida, N.A. for $476,454. This simultaneous purchase/sale was closed on November 30, 1987.

     Parcel 2:
     --------

     This is a 2.83 acre parcel of vacant land (zoned commercial) located at the southeast corner of Curry Ford Road and Chickasaw Trail in southeast Orange County, Florida. The property was appraised for $371,000. In addition to the land purchase price, necessary sewer capacity was acquired and a sewer lift station was built in conjunction with neighboring properties.

     Date of Purchase:                     July 1, 1987
     Purchase Price:                         $247,250
     Additional Capitalized Costs:           $ 75,541


     Parcel 3:
     --------

     This is a 12.54 acre parcel of vacant land located in St. Cloud, Florida (zoned commercial). The Partnership received an MAI appraisal on the property estimating the value at the date of purchase to be $880,000.

     On August 28, 1994, the Partnership entered into a Purchase Agreement with Wal-Mart Stores, Inc. providing for the sale of all of this property. This contract was closed on August 3, 1995. The gross sales price of this parcel was $1,480,199. After closing expenses, the Partnership received $1,363,110. A total of $1,350,000 was distributed to limited partners in October 1995.

     Parcel 4:
     --------

     The Partnership acquired a 6.6 acre parcel of vacant land located at the southwest corner of State Road 50 and Woodbury Road in East Orange County. The site is approximately 1/2 mile east of Alafaya Trail and has 635 front feet on State Road 50 and a depth of 460 feet. The parcel has been zoned for commercial use and is located near the terminus of the eastern extension of the East/West Expressway. The Partnership received an MAI appraisal estimating the property value to be $1 million on the date of purchase.

     On July 25, 1995, the Partnership entered into a contract with a convenience store operator for the sale of approximately 1.2 acres of this site. The contract provided for the buyer to construct access roads to service their site and the balance of the property, as well as water retention capacity for the entire property. On July 26, 1996, the Partnership closed on this contract, leaving approximately 5.39 acres at this location. The Partnership received $360,000 or $8.00 per square foot for this parcel. After expenses of sale, the Partnership realized net cash proceeds of $284,244, of which $280,000 was distributed to limited partners in October, 1996. The balance was retained as partnership reserves.

     Date of Purchase:                           February 1, 1988
     Purchase Price:                             $  719,535
     Additional Capitalized Costs:               $   19,420
     Less: Sale                                  $  (81,013)
                                                 ----------
     Balance:                                    $  657,942


     Parcel 5:
     --------

     The Partnership acquired a 33.5 acre parcel of vacant land located on the south side of State Road 50 in East Orange County. This site is approximately 1/4 mile east of Alafaya Trail and has 249 front feet on State Road 50. The Partnership received an MAI appraisal estimating the value of the property to be $2.35 million.

     On December 2, 1993, the Partnership sold approximately 15 acres of this parcel to Cricket Club Affordable Housing Partners, L.P. for a gross price of $1,068,750. After costs of the sale, the Partnership received $988,977.38 of net sales proceeds.

     During the first quarter of 1994, the Partnership sold the remaining 18.5 acre parcel at a price of $1,400,000. At closing the Partnership took back a one-year mortgage for the entire purchase price. The buyer paid all of the transfer costs. The mortgage was subsequently reduced to $1,375,000 and the entire balance of the note was repaid in May, 1995.

Parcel 6:
--------

The Partnership acquired a 7 acre parcel of vacant land located approximately 1,800 feet east of I-95/S.R. 405 interchange on the south side of State Road
405. The property is zoned for commercial use in the City of Titusville, Florida. The Kennedy Space Center is 4.5 miles from the property on State Road
405. In early 1995, Wal-Mart Stores opened a new outlet directly across S. R. 405 from this property. At the time of acquisition, the Partnership received an MAI appraisal estimating the value of the property to be $515,000.

In January, the Partnership entered into a Contract for Sale of this property with a developer who intended to build a retail center for a nationwide building supplies retailer. This Contract was terminated in September, and the Buyer's $20,000 deposit on the property was paid to the Partnership. The Partnership distributed this amount to limited partners in October, 1996.

     Date of Purchase:                     June 10, 1988
     Purchase price:                       $400,000
     Additional Capitalized Costs:         $ 20,503

Parcel 7:
--------

The Partnership acquired a 59% controlling interest in West 50 Joint Venture, which purchased a 132.7 acre parcel located in southeast Lake County. The property was purchased at a price of $2,518,010. The property is approximately 1 1/2 miles west of the Florida Turnpike interchange with State Road 50. The site has 4,700 front feet on State Road 50. The site is currently zoned commercial (26 acres) and industrial (107 acres). The property is impacted by two road projects; the western extension of the East/West Expressway completed in 1990, and the turnpike exchanges at State Road 50 in Oakland completed in 1992. The Partnership received an MAI appraisal estimating the value of the property at $2,850,000, indicating an appraised value of $1,681,500 for its 59% interest.

     Date of Purchase:                     June 1, 1988
     Total Purchase Price:                 $2,518,010
     Additional Capitalized Costs:         $   49,803
     Partnership Share (59% Interest)      $1,500,919


Parcel 8:
--------

The Partnership purchased a 1.04 acre parcel of vacant land located in Seminole County, Florida. The property has 200 feet of frontage on the west side of Alafaya Trail and is located 800 feet north of the intersection of Alafaya Trail and McCulloch Road. The parcel is zoned commercial and was appraised at $341,250.

During the first quarter of 1994 the Florida Department of Transportation (FDOT) condemned and took title to this entire parcel. The FDOT paid $455,000 for the parcel. The Partnership filed suit against the FDOT for additional compensation for the taking of the property and for legal fees. This suit was settled by mediation which resulted in an additional $230,000 cash payment by FDOT to the Partnership. Of this amount $57,500 was used to pay legal fees and $172,500 was retained by the Partnership. Legal fees totaling $103,000 were recovered in the first quarter of 1995.

Parcel 9:
--------

The Partnership purchased, in joint venture with an affiliated partnership, Condev Land Fund II, Ltd., a 19+ acre tract located immediately north of the
                               -
University of Central Florida with 622 feet of frontage on McCulloch Road. This parcel is zoned for up to 212 residential units on 17.65 acres, and 16,880 square feet of professional/office space on 1.45 acres. The Partnership received an MAI appraisal of $935,000 on this property.

On February 17, 1995, the Partnership entered into a Contract for Sale and Purchase relating to this property with Royal Apartments USA based in Champaign, Illinois. The sale was concluded on April 22, 1996. The purchase price for this parcel was $1,190,000, which included $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330. A total of $1,080,000 was distributed to limited partners in May, 1996, $540,000 to limited partners of Condev Land Fund '86, Ltd., and $540,000 to limited partners of Condev Land Fund II, Ltd.. The balance was added to Partnership reserves.

Item 3.

     Legal Proceedings:
     -----------------

     As of December 31, 1996, the Partnership was not subject to any pending legal proceedings.


Item 4.

     Submission of Matters to a Vote of Security:
     -------------------------------------------

     No matter was submitted to Unit Holders for a vote during the year ended December 31, 1996.

                                    PART II


Item 5.

     Markets for Registrant's Common Equity and Related Stockholder Matters:
     ----------------------------------------------------------------------

     (a) All Units of the Partnership have been sold; there has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop.

     (b) As of December 31, 1996, there were approximately 645 holders of record of the Units of the Partnership.

     (c) Unit holders received cash distributions totalling $840,000, $2,625,000, $577,500, $607,500, $128,380 and $22,045 during the years ended
     December 31, 1996, 1995, 1994, 1993, 1989 and 1988, respectively.  There were no cash distributions during the years 1992, 1991, and 1990.

Item 6.

     Selected Financial Data:
     -----------------------

     The table below summarizes certain financial information for the Partnership.

                           Years Ending December 31,
                           -------------------------

                       1992         1991         1990        1989        1988(a)     1987(a)
                       ----         ----         ----        ----      --------     -------
Revenue         $      859    $    5,407  $    14,086  $   32,806  $  136,672  $  120,520
Gain on Sale
of Land                --            --          --          --          --       110,161
Net Income
(Loss)               ( 187)   (  103,750)  (   62,711)     80,586     212,647

Total Assets     5,926,899     5,918,693    6,005,780   6,120,930   6,316,452   6,324,965

Partner's
Capital          5,793,636     5,900,693    6,005,780   6,109,530   6,300,621   6,249,560

                     1993           1994         1995        1996
                     ----           ----         ----        ----
Revenue         $    6,845    $    6,767   $   37,420  $   29,093
Gain on Sale
of Land            395,501       369,702    1,119,841     320,714
Net Income
(Loss)             286,511       282,234    1,056,790     288,717

Total Assets     5,482,579     5,207,313    3,619,103   3,067,820

Partner's
Capital          5,482,579     5,187,313    3,619,103   3,067,820


     (a) Restated. Please refer to Note 7 of the financial statements contained elsewhere herein.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations:
----------

January 1, 1996 through December 31, 1996:

During 1996, the General Partner continued to manage the affairs of the Partnership and placed increased emphasis on the sale of portfolio properties. The general partner also took steps to improve the properties chances for sale in the immediate future and to preserve development rights associated with each property.

In January, the Partnership entered into a Contract for Sale of its 7-acre parcel located on Rt. 405 in Titusville, Brevard County, Florida, with a developer who intended to build a retail center for a nationwide building supplies retailer. This Contract was terminated in September, and the buyer's $20,000 deposit on the property was paid to the Partnership. The Partnership distributed this amount to limited partners in October, 1996.

In May 1996, the Partnership distributed $540,000 to the limited partners.
Funds for this distribution came from sale of Condev/McCulloch Road Joint Venture's property on McCulloch Road in Seminole County. The Partnership holds a 50.1% interest in Condev/McCulloch Road Joint Venture. Please see Item 2. Properties, Parcel #9. Upon sale of this properety and payment of all related expenses, Condev/McCulloch Road Joint Venture was terminated as an entity as it had no further assets or liabilities. Refer to Note 3, Investment in Joint Ventures, of the Partnership financial statements attached as Exhibit 13A.

In July 1996, the Partnership sold part of Property #4 located on State Road 50 at Woodbury Road in Orange County, Florida. Please see Item 2. Properties. The Partnership realized net proceeds of $284,244 from this sale. In October, the Partnership distributed $280,000 to the limited partners, together with the $20,000 forfeited escrow deposit mentioned in the above paragraph for a total distribution of $300,000.

For the year ended December 31, 1996, the Partnership reported total revenue of $349,807, including $193,002 recognized gain on the sale of land, $127,712 equity in income of joint ventures, and $29,093 in interest and other income. This compares to $1,119,841 recognized gain on the sale of land and $37,420 in interest and other income for the year ended December 31, 1995. The 1996 gain on sale of land was the result of the sale of part of the Partnership's land on State Road 50 and Woodbury Road in Orange County. The equity in income of joint ventures was the combined effect of the sale of Condev/McCulloch Road Joint Venture's 19.10 acre parcel of land in Seminole County, Florida offset by expenses in the two joint ventures of the Partnership. Refer to Item 2, Properties, Parcels 4 and 9. Total income decreased $807,454 from $1,157,261 in 1995 to $349,807 in 1996, or 69.8%, reflecting a lower level of property sales for 1996.

Operating expenses totalled $61,090 for the year ended December 31, 1996, compared to $100,471 the previous year. The primary reason for the decrease was the reported equity in income of joint ventures during 1996 as opposed to an equity loss of $23,947 in 1995. Other changes included reduced property taxers in 1996, which decreased from $43,964 in 1995 to $32,399 in 1996, and a decrease in amortization, which decreased from $10,240 in 1995 to $3,375 in 1996. Property taxes will continue to decrease as portfolio properties are sold. As explained in Note 1 of the accompanying financial statements, organization costs are allocated to each parcel of land. As sales occur, the related amortization is recognized. The lower level of amortization recognized in 1996 reflects the lower level of land sales. All other expense categories remained essentially level in 1996 from 1995.

Net income reported for the year ended December 31, 1996 was $288,217, a decrease of 82.1% from the net profit reported for the year ended December 31, 1995 of $1,056,790.

At year-end 1996, total assets of the Partnership were $3,067,820, compared with $3,619,103 at year-end 1995. This decrease reflects the sale of Condev/McCulloch Road Joint Venture's 19.10 acre parcel of land in Seminole County, Florida and part of the Partnership's parcel located on State Road 50 at Woodbury Road in Orange County, Florida. As the Partnership is currently in the liquidation stage, assets will continue to decrease as properties are sold. The Partnership had no liabilities at December 31, 1996. Partners capital declined from $3,619,103 at December 31, 1995 to $3,067,820 at December 31, 1996, a
decrease of $551,283. This decline resulted from $840,000 in distributions to limited partners offset by Partnership income of $288,717 for the year.

The business of the Partnership is to own, manage and sell, as market conditions permit, pre-development land in the Central Florida area. Due to characteristic uncertainties of the commercial real estate market in Central Florida, it is difficult to project when individual properties will sell or when the entire portfolio will be liquidated. Because of these uncertainties, the General Partner has established reserves to fund real estate taxes, costs associated with maintaining the properties and other required services such as partnership administration, accounting and legal. The reserve will be replenished from future land sales as needed.

For 1997, the General Partner estimates that approximately $30,000 will be required to pay real estate taxes on the remaining properties held by the Partnership. In addition, the General Partner estimates that property associated holding costs, including expenses in West 50 Joint Venture, will total approximately $42,000 during 1996 and the costs of administration, legal and accounting will require approximately $13,000. These three categories of expense, totaling $85,000, will be paid from Partnership reserves which were $144,871 at 1996 year-end. Should the Partnership not successfully conclude a property sale in 1997 and add to reserves, reserves would fall to approximately $59,871 by year-end 1997. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year-end 1996 to fund one year and eight months of costs.

The General Partner estimates that three properties will be sold in 1997 resulting in cash to the Partnership in the approximate amount of $2,000,000. If concluded as estimated, the sale and collection proceeds would result in a distribution to the limited partners in the approximate amount of $2,000,000. The General Partner regards the present level of reserves adequate to fund future expenses and feels the majority of net sale proceeds could be distributed. If the sale and distribution are concluded as estimated above, Partnership assets and Partner's Capital would fall to $ 1,691,574.

The General Partner reasonably expects to place three Partnership properties under contract in 1996 in addition to part of one additional properties. However, it is expected that the latter contract would not close until 1998. It is estimated that it will require another three (3) years to complete the sale of properties held by the Partnership or by Joint Ventures in which the Partnership is a participant.

The following is a summary of capital resources and investment from inception to December 31, 1996:

     Gross Proceeds of Offering:               $7,500,000
     Less: Syndication Costs                     (914,667)
           Capitalized Organizational
           expenses                               (42,748)
                                               ----------
           Net Proceeds available for
           investment in property:             $6,542,585

           Investments:
           Properties                          $1,401,236
           Joint Ventures                       1,500,919
                                               ----------

           Total Investments:                  $2,902,155

           Partnership Reserves:               $  144,871
                                               ==========

January 1, 1995 through December 31, 1995:

During the year, the General Partner continued to manage the affairs of the Partnership and to emphasize the sale of portfolio properties.

In July 1995, the Partnership distributed $1,275,000 to the Limited Partners. Funds for this distribution came from repayment of the outstanding $1,375,000 mortgage note relating to Parcel #5. Please see Item 2. Properties. The balance was added to Partnership reserves.

In August 1995, the Partnership sold Property #3 in St. Cloud, Florida to Wal-Mart Stores, Inc. The Partnership realized net proceeds of $1,363,110 from this sale. In October, the Partnership distributed $1,350,000 to the Limited Partners. The balance was added to Partnership reserves.

For the year ended December 31, 1995, the Partnership reported total revenue of $1,157,261, including $1,119,841 recognized gain on the sale of land and $37,420 in interest and other income. This compares to $369,702 recognized gain on the sale of land and $6,767 in interest and other income for the year ended December 31, 1994. The 1995 gain on sale of land was the combined result of the sale relating to the Partnership's 12.54 acre parcel of land in St. Cloud, Florida and the repayment of the mortgage note relating to the Partnership's multi-family land in Orange County, Florida. Refer to Item 2, Properties, Parcels 3 and 5. Total income increased $780,792 from $376,469 in 1994 to $1,157,261 in 1995, or 207%, reflecting a higher level of property sales for 1995.

Operating expenses totalled $100,471 for the year ended December 31, 1995, compared to $94,235 the previous year. The primary reason for the increase was an increase in amortization, which increased by $8,216 from $2,024 in 1994 to $10,240 in 1995, and a small increase in professional fees which rose by $1,773. As explained in Note 1 of the accompanying financial statements, organization costs are allocated to each parcel of land. As sales occur, the related amortization is recognized. The higher level of amortization recognized in 1995 reflects the higher level of land sales. All other expense categories declined slightly in 1995 from 1994.

Net income reported for the year ended December 31, 1995 was $1,056,790, an increase of 274.4% from the net profit reported for the year ended December 31, 1994 of $282,234.

At year-end 1995, total assets of the Partnership were $3,619,103, compared with $5,207,313 at year-end 1994. This decrease reflects the sale of the Partnership's 12.54 acre parcel of land in St. Cloud, Florida and the repayment of the mortgage note relating to parcel #5. On the advise of the Partnership's auditors, the profit on Parcel #5 was deferred until repayment of the mortgage note because the agreement had a provision for return of the land to the Partnership under certain circumstances. As the Partnership is currently in the liquidation stage, assets will continue to decrease as properties are sold. The Partnership had no liabilities at December 31, 1995. Partners capital declined from $5,187,313 at December 31, 1994 to $3,619,103 at December 31, 1995, a
decrease of $1,568,210. This decline resulted from $2,625,000 in distributions to Limited Partners offset by Partnership income of $1,056,790 for the year.

The following is a summary of capital resources and investment from inception to December 31, 1995:

     Gross Proceeds of Offering:              $7,500,000
     Less:    Syndication Costs              (  914,667)
              Capitalized Organizational
              expenses                       (   42,748)
                                             ----------
              Net Proceeds available for
              investment in property:        $6,542,585

              Investments:
              Properties                     $1,482,249
              Joint Ventures                  1,915,817
                                             ----------

              Total Investments:             $3,398,120

              Partnership Reserves:          $  196,814
                                             ==========

     January 1, 1994 through December 31, 1994:

     The Partnership moved into a liquidation mode as of January 1, 1994, as provided in the Partnership Agreement without change in status of the Limited Partners or the General Partner. During the year, the General Partner continued to manage the affairs of the Partnership and to emphasize the sale of portfolio properties.

     In January 1994, the Partnership distributed $405,000 to the Limited Partners. Funds for this distribution came from payments received from the Florida Department of Transportation (FDOT) in connection with their acquisition of the Partnership's 1.04 acre parcel on Alafaya Trail. At that time, the General Partner felt that the Partnership had not been adequately compensated for this parcel and concluded that it was in the best interest of the Partnership to initiate legal action against the FDOT for additional compensation as provided by Florida statutes. This action resulted in court-supervised mediation, which was concluded in September 1994. The final settlement called for an additional cash payment of $230,000 by the FDOT to the Partnership. The additional cash payment was received in November, 1994, and $172,500 was distributed to Limited Partners. The balance was used to pay legal fees. Legal fees aggregating $103,000 were refunded during the first quarter of 1995.

     During the first quarter of 1994, the Partnership sold the remaining
     18.5 acres of a 33.5 acre parcel located in East Orange County, Florida. At closing, the Partnership took back a one-year mortgage note for the entire purchase price. The buyer paid all of the transfer costs. The buyer subsequently paid $25,000 on this note, reducing the outstanding balance to $1,375,000. On advice of the Partnership's accountants, no profit will be recorded in the Partnership's books until payment in full of the note has been received by the Partnership, since there is a provision in the agreement that provides for the property to be reconveyed to the Partnership under certain circumstances. The buyer notified the Partnership of its intent to pay the entire outstanding balance on the mortgage note in the first quarter of 1995.

     In August the Partnership entered into a Purchase Agreement with a nationally recognized retailer for the sale of a 12.54 acre site in St. Cloud, Florida. This transaction was successfully concluded on August 3, 1995.

     For the year ended December 31, 1994, the Partnership reported total income of $376,469, including $369,702 recognized gain on the sale of land and $6,767 in interest and other income. This compares to $395,501 recognized gain on the sale of land and $6,845 in interest and other income for the year ended December 31, 1993. The 1994 gain on sale of land was the net result of the sale relating to the Partnership's 1.04 acre parcel of land in Seminole County, Florida. Refer to Item 2, Properties, Parcel 8. Total income decreased $25,644 from $402,346 in 1993 to $376,469 in 1994, or 6.4%, reflecting a lower level of property sales for 1994.

     Operating expenses totalled $94,235 for the year ended December 31, 1994, compared to $115,835 the previous year. The primary reason for the decrease was a reduction in Taxes and Permits, which declined from $59,969 in 1993 to $44,156 in 1994. This is the result of having sold properties during both years, reducing real estate taxes. This trend can be expected to continue as the portfolio is liquidated. The other significant change was in interest expense, which totalled $9,044 in 1993 and was eliminated in 1994. This occurred because the General Partner was repaid advances made to the Partnership in 1993 from proceeds received from property sales. The other expense categories remained essentially unchanged from the prior year.

     The net income reported for the year ended December 31, 1994 was $282,234, virtually unchanged from the net profit reported for the year ended December 31, 1993 of $286,511.

     At year-end 1994, total assets of the Partnership were $5,207,313, compared with $5,482,579 at year-end 1993. This decrease reflects the sale of the 1.04 acre parcel of land to the FDOT. As the Partnership is currently in the liquidation stage, assets will continue to decrease as properties are sold. Liabilities at December 31, 1994 were $20,000 which was the deposit held pending the payment of the Partnership's mortgage note relating to Parcel 5. There were no outstanding liabilities as of December 31, 1993. Partners capital declined from $5,482,579 at December 31, 1993 to $5,187,313 at

     December 31, 1994, a decrease of $295,266. This decline resulted from $577,500 in distributions to Limited Partners offset by Partnership income of $282,234 for the year.

     The following is a summary of capital resources and investment from inception to December 31, 1994:

     Gross Proceeds of Offering:                  $7,500,000
     Less:  Syndication Costs                     (  914,667)
            Capitalized Organizational
            expenses                              (   42,748)
                                                  ----------
     Net Proceeds available for
     investment in property:                      $6,542,585

     Investments:
            Properties                            $3,048,065
            Joint Ventures                         1,911,489
                                                  ----------

     Total Investments:                           $4,959,554

     Partnership Reserves:                        $  110,350
                                                  ==========



Item 8.

          Financial Statement and Supplementary Data:
          ------------------------------------------

          See Index to Financial Statements and Financial Statement Schedules on Page F-1.



Item 9.

          Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure:
          --------------------

          There were no disagreements on accounting and financial disclosures required to be disclosed by Item 304 of Regulation S-K. During the year 1989 the General Partner elected to change auditors for the Partnership.

          During 1992 the General Partner elected to change auditors for the Partnership to save on audit costs. There were no disagreements with either KPMG, the prior auditors, or the new auditor, Osburn, Henning and Company with respect to accounting or financial disclosures required to be disclosed by Item 304 of Regulation S-K.

                                    PART III


Item 10.

     Directors and Executive Officers of the Registrant
     --------------------------------------------------

     (a) The Registrant does not have a Board of Directors. Condev Associates, A Florida general partnership consisting of Messrs. Robert
     N. Gardner and Joseph J. Gardner is the General Partner of the
     Partnership.

     (b), (c), and (e)

     The background and experience of the partners of the General Partner are as follows:


     Robert N. Gardner, age 62 has been president, a director and
     -----------------
     shareholder of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Barnett Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

     Joseph J. Gardner, age 59 has been an officer, a director and
     -----------------
     shareholder of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a licensed real estate broker.

     Condev Corporation, which has its offices located at the same address of the General Partner and Partnership, has been operating in the Florida real estate market since 1961. It has two active affiliates. PCD, Inc. is a development company specializing in horizontal land development. Condev Realty, Inc. is a Florida licensed real estate broker which concentrates on site acquisition, land assemblage and land investment.


Item 11.

     Executive Compensation
     ----------------------

     (a), (b), (c) and (d)

     The Registrant has not paid and does not plan to pay any executive compensation to the General Partners or their affiliates (other than described in Item 13 below).

     (e)  The Partnership Agreement provides the following:

     If a General Partner is removed, he has the option of becoming a Special Limited partner with respect to his interest at the time of removal or requiring the successor General Partner to purchase his interest at its then fair market value determined by mutual agreement between them or by arbitration if they fail to agree. The Registrant will automatically continue if there is a General Partner remaining upon such removal, and may continue if the Limited Partners elect a successor General Partner prior to such removal if there would be no remaining General Partner upon such removal.


Item 12.

     Security Ownership of Certain Beneficial Owners and Management:
     --------------------------------------------------------------

     (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1995:

                    Name and Address of        Amount & Nature     Percent of
Title of Class       Beneficial Owner        of Beneficial Owner     Class
--------------  --------------------------   -------------------   ----------
Unit Holder     Jody B. Burgoon Trust              25 units
                Richard A. Burgoon, TTEE

                Susan A. Burgoon Trust             60 units
                Richard A. Burgoon, TTEE

                Richard A. Burgoon                 60 units

                Richard A. Burgoon CUST FBO        70 units
                Richard Burgoon, FL UGMA

                Richard R. Burgoon and            440 units
                Patricia B. Burgoon, JTWRS
                393 Whooping Loop #1403
                Altamonte Springs, FL 32701
                                                  ---------
                                                  655 units     8.73%


Unit Holder     Bishop Norbert M. Dorsey          500 units     6.67%
                TTEE, FBO Diocese of Orlando
                Pension Plan #02132-66-0
                Post Office Box 1800
                Orlando, FL  32802

          (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1995:

Unit Holder    Robert N. and Patricia            30 units       .04%
     Gardner
     1014 Temple Grove
     Winter Park, FL  32789

          (c) There are no arrangements known to the registrant, including any pledge by any person of securities of the registrant or any of its parents or affiliates, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.

     Certain Relationships and Related Transactions
     ----------------------------------------------

          (a), (b) and (c)

          The partnership agreement permits the general partner or affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fee was paid during the years ended December 31, 1996, 1995 and 1994 as no properties were purchased.

          When properties are sold, under conditions set out in the Partnership Agreement, an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to non-affiliates not to exceed 10% of the gross sales price. No real estate commissions were paid to a General Partner affiliate during the years ended December 31, 1996, 1995, or 1994.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to make working capital requirements. During the years ended December 31, 1992, and 1991 such loans amounted to $133,263, and $18,000 respectively. From proceeds of the 1993 land sale, these amounts, plus accrued interest at prime plus 1%, were repaid. Therefore, the general partner has no further obligation to make loans to the Partnership. No such loans were made to the Partnership during the years ended December 31, 1996, 1995, or 1994.

          Pursuant to the Partnership agreement, the general partner earned certain fees for administration and management services provided. Such fees amounted to $7,740 for each of the years ended December 31, 1996, 1995 and 1994.

                                    PART IV


Item 14.

          Exhibits, Financial Statements, Schedules and Reports on Form 8-K
          -----------------------------------------------------------------
          previously filed:
          ----------------

          (a) (1 and 2) See Index to Financial Statements and Financial Statement Schedules on Page F-1.

          (c)  Exhibits:
                    (1)      Managing Dealer Agreement *
                    (1.1)    Form of Soliciting Dealer Agreement *
                    (1.2)    Escrow Agreement *
                    (4)      Limited Partnership Agreement and Certificate *
                    (4.1)    Amended and Restated Limited Partnership Agreement
                             @
                    (10.1)   Contract for Purchase and Sale between Registrant
                             and Barnett Bank of Central Florida, N.A. dated
                             August 11, 1987 @
                    (10.2)   Contract for Purchase and Sale between Registrant
                             and Jesse C. Maxwell and Kenneth M. Wright dated
                             April 1, 1987 @
                    (10.3)   Contract for Purchase and Sale between Registrant
                             and Wayne Schoolfield, Trustee, dated June 24, 1987
                             @
                    (10.4)   Contract for Purchase and Sale between Registrant
                             and Joost P. Zyerveld, Trustee, dated October 16,
                             1987 @
                    (10.5)   Contract for Purchase and Sale between Registrant
                             and the Estate of William Bennet Calvert and Eleanor Johnson, Personal Representative, dated
                             October 9, 1987 @
                    (10.6)   Contract for Purchase and Sale between Registrant
                             and Florida NASA Corridor Limited Partnership,
                             John T. Snipes, General Partner, dated July 29,
                             1987 @
                    (10.7)   Contract for Purchase and Sale between Registrant
                             and J. L. Mason Group of Central Florida, Inc.
                             dated September 2, 1988#
                    (10.8)   Contract for Purchase and Sale between Condev Land
                             Growth Fund '86, Ltd. and R. Lance Walker and
                             Newport Equity, Inc., A Florida Corporation, dated
                             February 16, 1988#
                    (10.9)   Joint Venture Agreement between Condev West 50,
                             Ltd. and Condev Land Growth Fund '86, Ltd. dated
                             February 16, 1988#
                    (10.10)  Contract for Purchase and Sale between Registrant and Ann Eva Polacek, Trustee dated December 8,
                             1988#

               * Incorporated by reference to the exhibits to the Registration Statement No. 33-06419 effective August 27, 1986.

               @ Incorporated by reference to the exhibits to Form 10-K submitted for the fiscal year ended December 31, 1987.

               # Incorporated by reference to the exhibits to Form 10-K, submitted for the fiscal year ended December 31, 1989.

               (13) Annual Report to Security Holders  The Annual Report to Unit
                    ---------------------------------
                    Holders is in the form of a year end report attached as Exhibit B.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

                             CONDEV ASSOCIATES, General Partner


Date: February 25, 1997      By:Robert N. Gardner
     --------------------       ----------------------------
                                Robert N. Gardner, Partner

Date: February 25, 1997      By:Joseph J. Gardner
     --------------------       ----------------------------
                                Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


Robert N. Gardner                     February 25, 1997
---------------------------------    -------------------
Robert N. Gardner, Partner           Date


Joseph J. Gardner                     February 25, 1997
---------------------------------    -------------------
Joseph J. Gardner, Partner           Date

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                              FINANCIAL SCHEDULES


Condev Land Growth Fund '86, Ltd.
     Financial Report - December 31, 1996             13A

West 50 Joint Venture
     Financial Report - December 31, 1996             13B

Financial Data Schedule Worksheet for
     Condev Land Growth Fund '86, Ltd.
     December 31, 1996 and 1995                       13C

Annual Report to Limited Partners                       B

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A FLORIDA LIMITED PARTNERSHIP)

                                FINANCIAL REPORT

                               DECEMBER 31, 1996

                                C O N T E N T S

                                                               Page

INDEPENDENT AUDITORS' REPORT                                      1

FINANCIAL STATEMENTS

  Balance sheets                                                  2
  Statements of operations                                        3
  Statements of partners' capital                                 4
  Statements of cash flows                                        5
  Notes to financial statements                              6 - 11

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



                                January 16, 1997



The Partners
Condev Land Growth Fund '86, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Growth Fund '86, Ltd. (a Florida Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Growth Fund '86, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995




                                            1996        1995
                                         ----------  ----------
      ASSETS

Cash and cash equivalents                $  144,871  $  196,814
Land, at cost (Note 2)                    1,401,236   1,482,249
Investment in joint ventures (Note 3)     1,500,919   1,915,871
Organization costs, less accumulated
  amortization of $21,954 in 1996
  and $18,579 in 1995                        20,794      24,169
                                         ----------  ----------

                                         $3,067,820  $3,619,103
                                         ==========  ==========

  LIABILITIES AND PARTNERS' CAPITAL

Liabilities                              $        -  $        -
                                         ----------  ----------

Partners' capital
  General partner                             3,966       4,516
  Limited partners                        3,063,854   3,614,587
                                         ----------  ----------

          Total partners' capital         3,067,820   3,619,103
                                         ----------  ----------

                                         $3,067,820  $3,619,103
                                         ==========  ==========




  The Notes to Financial Statements are an integral part of these statements.

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1996, 1995 and 1994





                                          1996        1995       1994
                                        ---------  ----------  ---------
Revenue:
  Gain on land sale                      $193,002  $1,119,841   $369,702
  Equity in income of joint ventures      127,712           -          -
  Interest income                           7,968      36,395      5,942
  Forfeited deposits                       20,000           -          -
  Other income                              1,125       1,025        825
                                         --------  ----------   --------
                                          349,807   1,157,261    376,469
                                         --------  ----------   --------
Expenses:
  Taxes and permits                        32,399      43,964     44,156
  Office expenses                          13,035      11,837     12,785
  Professional fees                        11,821      10,241      8,468
  Amortization                              3,375      10,240      2,024
  Other expenses                              460         242      1,386
  Equity in losses of joint ventures            -      23,947     25,416
                                         --------  ----------   --------
                                           61,090     100,471     94,235
                                         --------  ----------   --------

          Net income (loss)              $288,717  $1,056,790   $282,234
                                         ========  ==========   ========




The Notes to Financial Statements are an integral part of these statements.

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                  Years Ended December 31, 1996, 1995 and 1994




                               General     Limited
                               Partner     Partners       Total
                               --------  ------------  ------------

Balances, December 31, 1993     $6,022   $ 5,476,557   $ 5,482,579

  Net income (loss)               (875)      283,109       282,234

  Distributions                      -      (577,500)     (577,500)
                                ------   -----------   -----------

Balances, December 31, 1994      5,147     5,182,166     5,187,313

  Net income (loss)               (631)    1,057,421     1,056,790

  Distributions                      -    (2,625,000)   (2,625,000)
                                ------   -----------   -----------

Balances, December 31, 1995      4,516     3,614,587     3,619,103

  Net income (loss)               (550)      289,267       288,717

  Distributions                      -      (840,000)     (840,000)
                                ------   -----------   -----------

Balances, December 31, 1996     $3,966   $ 3,063,854   $ 3,067,820
                                ======   ===========   ===========




  The Notes to Financial Statements are an integral part of these statements.

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994


                                               1996         1995         1994
                                            ----------  ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $ 288,717   $ 1,056,790   $ 282,234
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Gain on land sale                      (193,002)   (1,119,841)   (369,702)
      Equity in (income) losses of
        joint ventures                       (127,712)       23,947      25,416
      Amortization                              3,375        10,240       2,024
      Increase (decrease) in:
        Deposits on land                            -       (20,000)     20,000
                                            ---------   -----------   ---------

          Net cash provided by (used in)
            operating activities              (28,622)      (48,864)    (40,028)
                                            ---------   -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from land sales, net of
    closing costs                             308,149     2,790,092     597,416
  Land acquisitions and related costs         (34,135)       (1,435)     (9,932)
  Investment in joint ventures                 (8,737)      (28,329)    (26,327)
  Distributions from joint ventures           551,402             -           -
                                            ---------   -----------   ---------

          Net cash provided by (used in)
            investing activities              816,679     2,760,328     561,157
                                            ---------   -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                  (840,000)   (2,625,000)   (577,500)
                                            ---------   -----------   ---------

          Net increase (decrease) in
            cash and cash equivalents         (51,943)       86,464     (56,371)

CASH AND CASH EQUIVALENTS, BEGINNING          196,814       110,350     166,721
                                            ---------   -----------   ---------

CASH AND CASH EQUIVALENTS, ENDING           $ 144,871   $   196,814   $ 110,350
                                            =========   ===========   =========




  The Notes to Financial Statements are an integral part of these statements.

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies

       Organization
       ------------

         Condev Land Growth Fund '86, Ltd. (the Partnership) is a Florida Limited Partnership formed on April 17, 1986 under the Florida Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding predevelopment land in Central Florida for investment. The Partnership was formed with an initial capital contribution of $1,000 from the general partner, Condev Associates, and the issuance of 7,500 units of limited partnership interest at $1,000 per unit.

         The terms of the partnership agreement provided that the Partnership would continue in existence until December 31, 1993. However, the Partnership's operation will continue until all investments of the Partnership are sold and proceeds distributed to the partners.

       Use of Estimates
       ----------------

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results may differ significantly from those estimates.

       Cash and Cash Equivalents
       -------------------------

         The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996, cash and cash equivalents include $92,715 invested in Emerald Treasury Cash Fund.

       Organization Costs
       ------------------

         The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $3,375, $10,240 and $2,024 of amortization of organization costs resulting from the sales of land during the years ended December 31, 1996, 1995 and 1994, respectively. For tax purposes, the Partnership amortized organization costs over five years.


CONTINUED ON NEXT PAGE

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies - (Continued)

       Land
       ----

         Land is stated at the lower of cost or fair value. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

       Investments in Joint Venture
       ----------------------------

         Investments in joint ventures are accounted for using the equity method.

       Income Taxes
       ------------

         Rather than being a taxable entity, the Partnership functions as a conduit for income tax purposes. As such, the Partnership files an information tax return on which it allocates its revenue and expenses among the partners as required by the partnership agreement. The partners are required to report such items on their individual income tax returns.


Note 2.    Land

       At December 31, 1996 and 1995, land consisted of the following:


                                                     1996        1995
                                                  ----------  ----------

         2.83 acre parcel (zoned commercial)
           in southeast Orange County, Florida    $  322,791  $  322,791
         7 acre parcel (zoned commercial)
           in Brevard County, Florida                420,503     420,503
         6.61 acre parcel (zoned commercial)
           in Orange County, Florida - 1.03
           acres sold in 1996                        657,942     738,955
                                                  ----------  ----------

                                                  $1,401,236  $1,482,249
                                                  ==========  ==========


                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

Note 3.  Investment in Joint Ventures

       The Partnership is a party to two joint ventures which have investments
       in land.   The Partnership's  investment  in the joint ventures as of
       December 31, and its equity in losses of the joint ventures for the years then ended are as follows:

                                                     Condev/
                                                    McCulloch
                                        West 50       Road
                                         Joint        Joint
                                        Venture      Venture       Total
                                       ----------  -----------  -----------
         Investment:
            1996                       $1,500,919   $       -   $1,500,919
            1995                        1,515,009     400,862    1,915,871
            1994                        1,510,319     401,170    1,911,489

         Equity in (income) losses:
            1996                       $   19,676   $(147,388)  $ (127,712)
            1995                           18,802       5,145       23,947
            1994                           20,266       5,150       25,416

       The Partnership owns a 59% interest in West 50 Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose is to acquire and hold a 133 acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of the Joint Venture at December 31, 1996 and 1995 is as follows:

                                                     1996        1995
                                                  ----------  ----------
                     Assets
                     ------
        Cash                                      $    6,050  $    9,981
        Miscellaneous receivable                           -           -
        Investment in land                         2,575,294   2,557,832
                                                  ----------  ----------

                                                  $2,581,344  $2,567,813
                                                  ==========  ==========
            Liabilities and Venturers' Capital
            ----------------------------------

        Liabilities                               $   37,413  $        -
        Venturers' capital                         2,543,931   2,567,813
                                                  ----------  ----------

                                                  $2,581,344  $2,567,813
                                                  ==========  ==========

       The Joint Venture had revenue of $6,300, $7,950 and $3,000 during the years ended December 31, 1996, 1995 and 1994, respectively, and net loss of $33,348, $31,868 and $34,349 respectively.

CONTINUED ON NEXT PAGE

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 3.  Investment in Joint Ventures - (Continued)

       The Partnership owned a 50.1% interest in Condev/McCulloch Road Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose was to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. The remaining 49.9% interest was owned by Condev Land Fund II, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment was carried at its equity in the net underlying assets.

       During the year ended December 31, 1996, the Joint Venture sold its parcel of land and recognized a gain of $300,900. The Joint Venture made a complete distribution to its venturers of $1,100,602, of which the Partnership received $551,402, thereby terminating the Joint Venture.

       A summary of the assets, liabilities and venturers' capital of the Joint Venture at December 31, 1996 and 1995 is as follows:

                                                  1996     1995
                                                  -----  ---------
              Assets
              ------
         Cash                                     $   -   $    345
         Investment in land                           -    801,216
                                                  -----   --------

                                                  $   -   $801,561
                                                  =====   ========

            Liabilities and Venturers' Capital
            ----------------------------------
         Liabilities                              $   -   $  1,439
         Venturers' capital                           -    800,122
                                                  -----   --------

                                                  $   -   $801,561
                                                  =====   ========

       The Joint Venture had revenue of $300,900 and net income of $295,826 during the year ended December 31, 1996. The Joint Venture had no revenue during either of the years ended December 31, 1995 or 1994, and the net loss for each year was $10,270 and $10,280 respectively.


Note 4.  Allocations and Distributions to Partners

       Operations (excluding land sales)
       ---------------------------------

       Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1996, 1995 or 1994.

CONTINUED ON  NEXT PAGE

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 4.  Allocations and Distributions to Partners - (Continued)

       Land sales
       ----------

       With respect to disposition of parcels of land, the allocations and distributions shall be made as follows:

       1. To the limited partners, an amount equal to the Partnership's cost of the parcel disposed of;

       2. To the limited partners, an amount equal to real estate taxes, and organization and syndication expenses allocable to the parcel disposed of;

       3. To the limited partners, an amount equal to 10% per year non-compounded return on such distributions minus previous distributions of cash flows;

       4. To the general partner and limited partners, 20% and 80%, respectively, of the net cash proceeds after the above distributions.

       For the purposes of making the above described computations, the Partnership books will be deemed to close as of the month-end closest to the date of sale.

       The limited partners received distributions of $840,000, $2,625,000 and $577,500 attributable to net cash proceeds from the sales of land during the years ended December 31, 1996, 1995 and 1994 respectively.


Note 5.  Related Party Transactions

       The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1996, 1995 or 1994, as no properties were purchased.



CONTINUED ON NEXT PAGE

                        CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 5.  Related Party Transactions - (Continued)

       When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the sale of land during 1996, real estate commissions of 5% each were paid to two nonaffiliates. In connection with the two sales of land during 1995, real estate commissions of 5% and 6%, respectively, were paid to nonaffiliates. No real estate commissions were paid in connection with the land condemnation during 1994.

       The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. All amounts due under this loan, plus accrued interest, were repaid from the proceeds of the land sale in December, 1993. Accordingly, there is no balance due on this loan at December 31, 1996 or 1995.

       The general partner earned certain fees for administration and management services provided, pursuant to the Partnership agreement. Such fees amounted to $7,740 for each of the years ended December 31, 1996, 1995 and 1994.

                             WEST 50 JOINT VENTURE
                           (A FLORIDA JOINT VENTURE)

                                FINANCIAL REPORT

                               DECEMBER 31, 1996

                                C O N T E N T S

                                                              Page

INDEPENDENT AUDITORS' REPORT                                      1

FINANCIAL STATEMENTS

  Balance sheets                                                  2
  Statements of operations                                        3
  Statements of venturers' capital                                4
  Statements of cash flows                                        5
  Notes to financial statements                               6 - 7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



                                January 16, 1997



The Venturers
West 50 Joint Venture
Winter Park, Florida


    We have audited the accompanying balance sheets of West 50 Joint Venture (a Florida Joint Venture) as of December 31, 1996 and 1995, and the related statements of operations, venturers' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 50 Joint Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                              WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                                 BALANCE SHEETS
                           December 31, 1996 and 1995




                                               1996        1995
                                            ----------  ----------
      ASSETS

Cash                                        $    6,050  $    9,981
Land, at cost                                2,575,294   2,557,832
                                            ----------  ----------

                                            $2,581,344  $2,567,813
                                            ==========  ==========

      LIABILITIES AND VENTURERS' CAPITAL

Liabilities
  Accounts payable                          $   37,413  $        -

Venturers' capital                           2,543,931   2,567,813
                                            ----------  ----------

                                            $2,581,344  $2,567,813
                                            ==========  ==========




  The Notes to Financial Statements are an integral part of these statements.

                              WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                            STATEMENTS OF OPERATIONS


                  Years Ended December 31, 1996, 1995 and 1994




                                  1996        1995        1994
                               ----------  ----------  ----------
Revenue
  Other income                  $  6,300    $  7,950    $  3,000
                                --------    --------    --------

Expenses:
  Real estate taxes               37,413      37,683      35,660
  Professional fees                1,500       1,700       1,300
  Insurance                          435         435         389
  Office expense                     300           -           -
                                --------    --------    --------
                                  39,648      39,818      37,349
                                --------    --------    --------

          Net income (loss)     $(33,348)   $(31,868)   $(34,349)
                                ========    ========    ========




  The Notes to Financial Statements are an integral part of these statements.

                              WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                        STATEMENTS OF VENTURERS' CAPITAL
                  Years Ended December 31, 1996, 1995 and 1994




                                 Condev Land
                                 Growth Fund       Condev
                                  '86, Ltd.    West 50, Ltd.      Total
                                 ------------  --------------  -----------

Balances at December 31, 1993     $1,509,545      $1,049,007   $2,558,552

  Contributions                       21,039          14,621       35,660

  Net income (loss)                  (20,266)        (14,083)     (34,349)
                                  ----------      ----------   ----------

Balances at December 31, 1994      1,510,318       1,049,545    2,559,863

  Contributions                       23,493          16,325       39,818

  Net income (loss)                  (18,802)        (13,066)     (31,868)
                                  ----------      ----------   ----------

Balances at December 31, 1995      1,515,009       1,052,804    2,567,813

  Contributions                        5,585           3,881        9,466

  Net income (loss)                  (19,675)        (13,673)     (33,348)
                                  ----------      ----------   ----------

Balances at December 31, 1996     $1,500,919      $1,043,012   $2,543,931
                                  ==========      ==========   ==========




  The Notes to Financial Statements are an integral part of these statements.

                              WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994




                                            1996        1995        1994
                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $(33,348)   $(31,868)   $(34,349)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase in accounts payable          37,413           -           -
                                          --------    --------    --------

          Net cash provided by (used
            in) operating activities         4,065     (31,868)    (34,349)

CASH FLOWS FROM INVESTING ACTIVITIES
  Land acquisition and related costs       (17,462)          -      (5,080)

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                      9,466      41,439      34,039
                                          --------    --------    --------

          Net increase (decrease)
            in cash                         (3,931)      9,571      (5,390)

Cash, beginning                              9,981         410       5,800
                                          --------    --------    --------

Cash, ending                              $  6,050    $  9,981    $    410
                                          ========    ========    ========




  The Notes to Financial Statements are an integral part of these statements.

                              WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies

       Organization/Business Interest
       ------------------------------

         On May 31, 1988, Condev Land Growth Fund '86 (the Fund) and Condev West 50, Ltd. (West 50, Ltd.) ( collectively, the Venturers), both of which are Florida Limited Partnerships in which Condev Associates is the general partner, entered into an agreement to form West 50 Joint Venture (the Joint Venture). The Joint Venture has acquired a 133 acre parcel of land in Lake County, Florida which will be held for investment purposes.

         The terms of the joint venture agreement provided that the Joint Venture was to continue in existence until December 31, 1993. The Venturers have approved a five year extension until December 31, 1998.

       Use of Estimates
       ----------------

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

       Funding
       -------

         The Fund and West 50, Ltd. are required to contribute 59% and 41%, respectively, to the capital of the Joint Venture from time to time as required for the Joint Venture's operations. It is the intent of the Venturers that all cash requirements of the Joint Venture shall come from the Venturers and, therefore, the Joint Venture shall not be required to borrow funds.

       Land
       ----

         Land is stated at the lower of cost or fair value. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.



CONTINUED ON NEXT PAGE

                              WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies - (Continued)

       Allocations
       -----------

         Profits shall be allocated 59% to the Fund and 41% to West 50, Ltd. after certain allocations to reduce any negative capital balance and to distribute any net cash flow generated from the Joint Venture. Losses are allocated 59% to the Fund and 41% to West 50, Ltd. after a proportionate allocation to the Venturers with positive capital balances.

       Distributions
       -------------

         Cash flow generated from the Joint Venture shall be distributed 59% to the Fund and 41% to West 50, Ltd.

       Income Taxes
       ------------

         Rather than being a taxable entity, the Joint Venture functions as a conduit for income tax purposes. As such, the Joint Venture files an information tax return on which it allocates its revenue and expenses among the Venturers as required by the joint venture agreement. The Venturers are required to report such items on their respective income tax returns.


Note 2.  Related Party Transactions

       The joint venture agreement permits the general partner of the Venturers or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1996, 1995 or 1994, as no properties were purchased.

       When properties are sold, an affiliate of the general partner of the Venturers may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions plus commissions paid to nonaffiliates are not to exceed 10% of the gross sales price. No real estate commissions were paid in 1996, 1995 or 1994, as no sales occurred.

                                   Exhibit B

                                                            February 12, 1997

Condev Land Growth Fund '86, Ltd.
1996 Annual Report

Dear Limited Partner:

Enclosed is Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1996.

The financial statement, on the reverse side hereof, shows net income for the year ended December 31, 1996 of $288,717. The primary source of the net income was profit on the sale of two parcels of land which occurred during the year.
In April the Partnership closed on the sale of its property located on McCulloch Road in Seminole County. In July, approximately one acre of the parcel located at State Road 50 and Woodbury Road in Orange County was sold. As of December 31, 1996, the partnership owned or had an interest in four parcels of land. The net book value per limited partner unit as of December 31, 1996 was $408.51. Distributions to limited partners for the year totalled $840,000.

Based on inquiries we have been receiving, it was decided to explore the concept of subdividing the 133-acre property on West State Road 50 into smaller parcels and to do some grading of the property to better present it to prospective buyers. Preliminary meetings have been held with Lake County, and we are now preparing a concept plan for approval and implementation during 1997. It is likely that we will realize higher prices and achieve quicker liquidation of this property by offering 2- to 20-acre parcels for sale, rather that try to locate a single purchaser for the entire parcel.

Orange County has proposed roadway improvements at the intersection of Curry Ford Road and Chickasaw Trail, where the Partnership's 2.83- acre parcel is located. We have engaged a traffic engineer to assist us in working with the County to preserve or improve access to the property as a result of these planned changes.

While we did not have any effective contracts for sale of any of the Partnership's four parcels at year end, we are working closely with several interested prospects and hope that one or more of these will be concluded during the coming year.

Sincerely yours,

CONDEV ASSOCIATES