Form 10-Q
period 1997-03-31
CONDEV LAND GROWTH FUND 86 LTD
filed 1997-04-25
CIK 795280

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                   For the Three Months Ended March 31, 1997
                       Commission File Number 33-06419-A


                       CONDEV LAND GROWTH FUND '86, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               FLORIDA                             59-2766359
   -------------------------------             -------------------
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation of organization)             Identification No.)


                               2487 Aloma Avenue
                           Winter Park, Florida 32792
                    ----------------------------------------
                    (Address of principal executive offices)

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
                                       -----     -----

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX



PART I.  FINANCIAL INFORMATION:                             PAGE NUMBER

         ITEM 1.  Financial Statements

                  Statement of Assets,
                  Liabilities and Partner's
                  Capital - March 31, 1997
                  and December 31, 1996                        3

                  Statement of Income & Expense
                  Three Months Ended March 31, 1997
                  and March 31, 1997                           4

                  Statement of Cash Receipts and
                  Disbursements - Three Months
                  Ended March 31, 1997                         5

                  Notes to Financial Statements                6 - 7

         ITEM 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                    8

PART II.  OTHER INFORMATION:

         ITEM 6.  Exhibits and Reports on Form 8-K             8

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements:
          ---------------------

The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Growth Fund '86, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented. For a full description of accounting policies, see notes to financial statements in the 1996 annual report on Form 10-K.

                       CONDEV LAND GROWTH FUND '86, LTD.
             STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS
                                    ------

                                       March 31, 1997    December 31, 1996
                                       --------------    -----------------
Cash & Cash Equivalents                  $   97,047           $  144,871
Accounts Receivable                              63                    0
Land, at Cost (Note 2)                    1,415,092            1,401,236
Investment in Joint
  Venture  (Note 3)                       1,522,073            1,500,919
Organization Costs, Net                      20,794               20,794
                                         ----------           ----------
             Total Assets                $3,055,069           $3,067,820
                                         ==========           ==========

                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Partner's Capital -
 General Partner                              3,838                3,966
 Limited Partners                         3,051,231            3,063,854
                                         ----------           ----------
   Total Partner's Capital               $3,055,069           $3,067,820
                                         ----------           ----------
Total Liabilities and
        Partner's Capital                $3,055,069           $3,067,820
                                         ==========           ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)

                                 March 31, 1997      March 31, 1996
                                 --------------      --------------
INCOME
------
Interest and Other Income          $      895          $   2,073
                                   ----------          ---------
Total Income                       $      895          $   2,073
                                   ----------          ---------

OPERATING EXPENSES
------------------
Professional Services                   9,554             10,090

Equity in loss of joint venture         1,561              1,559

Other Expense                              91                303

Office Expense                          2,440              2,426
                                   ----------         ----------
Total Operating Expense            $   13,646         $   14,378
                                   ----------         ----------
Net Income/(Loss)                  $  (12,751)        $  (12,305)
                                   ==========         ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1997

Cash flows from operating activities:
  Net Income                                                   $(    12,751)
  Adjustments to reconcile net loss
    to net cash used for operating activities:
      Equity in loss of Joint Venture, net                            1,561
      Gain on land sale                                                   0
      Cash used for changes:
        Accounts Receivable                                     (        63)
                                                                -----------
        Net cash used in operating activities                   (    11,253)
                                                                -----------
Cash flows from investing activities:
  Land development costs                                        (    13,856)
  Investment in Joint Venture                                   (    22,715)
  Proceeds from land sale                                                 0
                                                                -----------
        Net cash from investing activities                      (    36,571)
                                                                -----------
Cash flows from financing activities:
  Distributions to partners                                     (         0)
                                                                -----------
        Net cash used in financing activities                   (         0)
                                                                -----------
        Net increase in cash                                    (    47,824)
                                                                -----------
Cash and cash equivalents at beginning of year                      144,871

Cash and cash equivalents at end of period                      $    97,047
                                                                ===========

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

Note 2    INVESTMENT IN LAND:
          -------------------

               At March 31, 1997, land consisted of the following:

           2.83 acre parcel (zoned commercial) in
             southeast Orange County, Florida                      $  323,956
           7.00 acre parcel (zoned commercial) in
             Brevard County, Florida                                  420,503
           5.39 acre parcel (zoned commercial) in
             Orange County, Florida                                   670,633
                                                                   ----------
                                                                   $1,415,092
                                                                   ==========

          For full details of investment in land, including a description of each parcel, please refer to the notes in Form 10-K filed as of December 31, 1996.


Note 3    INVESTMENT IN JOINT VENTURE:
          ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consists primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of March 31, 1997 is as follows:


                                 Assets
                                 ------
               Cash                                     $    2,465
               Investment in land                        2,577,320
                                                        ----------
                                                        $2,579,785
                                                        ==========

                      Liabilities and Venturers' Capital
                      ----------------------------------

               Liabilities                                       0
               Venturers' capital                        2,582,430
               Current profit (loss)                        (2,645)
                                                        $2,579,785
                                                        ==========

Note 4    DISTRIBUTIONS TO PARTNERS:
          -------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1997.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first three months of 1997 there were no distributions to limited partners as there were no sales of land.

Note 5    RELATED PARTY TRANSACTIONS:
          ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended
               March 31, 1997, $527 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first three months of 1997.

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


Note 6    OTHER INFORMATION:
          ------------------

               None

Item 2    Management's  discussion and analysis of financial condition and
          ----------------------------------------------------------------
          results of operations
          ---------------------

               Interest and other income for the three months ended March 31, 1997 was $895. This compares to interest and other income of $2,073 for the first three months of 1996. Operating expenses for the three months ended March 31, 1997 were $13,646 compared to $14,378 for the three months ended March 31, 1996. The primary reason for this decrease was slightly lower expenses for professional services, which decreased from $10,090 in 1996 to $9,554 in 1997. The net loss for the three months ended March 31, 1997 was $12,751, compared to a net loss of $12,305 for the three months ended March 31, 1996.


               Total assets of the Partnership declined from $3,067,820 at December 31, 1996 to $3,055,069 at March 31, 1997, a decrease of $12,751. This reflects the expenses of operating the Partnership during the period. Total assets can be expected to decrease as land is sold and the net proceeds are distributed to limited partners. Cash and cash equivalents stood at $97,047 at March 31, 1997, compared to $144,871 at 1996 year end.



                                    PART II


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

               (A)  Exhibits / Index.

                    None

               (B)  Reports on Form 8-K.

                    There were no reports on form 8-K for the three months ended March 31, 1997.

                       CONDEV LAND GROWTH FUND '86, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.



                              CONDEV LAND GROWTH FUND '86, LTD.
                              By:   Condev Associates, General Partner



April 25, 1997                /s/ Robert N. Gardner
-----------------------       -------------------------------------------------
DATE                          Robert N. Gardner, Partner


April 25, 1997                /s/ Joseph J. Gardner
--------------------          -------------------------------------------------
DATE                          Joseph J. Gardner, Partner