Form 10-Q
period 1997-06-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1997-08-01
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                    For the Six Months Ended June 30, 1997
                       Commission File Number 33-06419-A

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

               ITEM 1.  Financial Statements

                    Statement of Assets,
                    Liabilities and Partner's
                    Capital - June 30, 1997
                    and December 31, 1996                      3

                    Statement of Income & Expense
                    Three Months Ended June 30, 1997
                    and June 30, 1996                          4

                    Statement of Income & Expense
                    Six Months Ended June 30, 1997
                    and June 30, 1996                          5

                    Statement of Cash Receipts and
                    Disbursements - Six Months
                    Ended June 30, 1997                        6

                    Notes to Financial Statements              7 - 9

               ITEM 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  10

PART II.       OTHER INFORMATION:

               ITEM 6.  Exhibits and Reports on Form 8-K       10

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

                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                 ASSETS
                                 ------

                            June 30, 1997     December 31, 1996
                            -------------     -----------------

Cash & Cash Equivalents      $   70,229           $  144,871
Accounts Receivable               1,682                    0
Land, at Cost (Note 2)        1,432,163            1,401,236
Investment in Joint
  Venture  (Note 3)           1,524,873            1,500,919
Organization Costs, Net          20,794               20,794
                             ----------           ----------

             Total Assets    $3,049,741           $3,067,820
                             ==========           ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------


Partner's Capital -
 General Partner                  3,785                3,966
 Limited Partners             3,045,956            3,063,854
                              ---------            ---------

   Total Partner's Capital   $3,049,741           $3,067,820
                              ---------           ----------

Total Liabilities and
        Partner's Capital    $3,049,741           $3,067,820
                             ==========           ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                               June 30, 1997       June 30, 1996
                               -------------       -------------


INCOME
------

Interest and Other Income           $ 1,413            $  2,265

Gain on sale of land                      0             149,348

Equity in income of Joint Venture       380                   0
                                    -------            --------

Total Income                        $ 1,793            $151,613
                                    -------            --------


OPERATING EXPENSES
------------------

Professional Services                   145               1,376

Equity in loss of joint venture           0                   0

Management Fees                       4,848                   0

Other Expense                         1,080               1,682

Office Expense                        1,048               3,843
                                    -------              ------

Total Operating Expense             $ 7,121            $  6,901
                                    -------            --------

Net Income/(Loss)                   $(5,328)           $144,712
                                    =======            ========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)


                               June 30, 1997       June 30, 1996
                               -------------       -------------

INCOME
------

Interest and Other Income            $ 2,308            $  4,338

Gain on Sale of Land                       0             149,348
                                     -------            --------

Total Income                         $ 2,308            $153,686
                                     -------            --------


OPERATING EXPENSES
------------------

Professional Services                  9,699              11,466

Equity in loss of joint venture        1,181               1,559

Management Fees                        4,848                   0

Other Expense                          1,171               1,985

Office Expense                         3,488               6,269
                                      ------            --------

Total Operating Expense             $ 20,387            $ 21,279
                                    --------            --------

Net Income/(Loss)                   $(18,079)           $132,407
                                    ========            ========

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1997


Cash flows from operating activities:
  Net Income (Loss)                                          $(18,079)
    Adjustments to reconcile net loss
    to net cash used for operating activities:
        Equity in loss of Joint Venture, net                    1,181
        Gain on land sale                                           0
        Cash used for changes:
          Accounts Receivable                                  (1,682)
                                                               ------
  Net cash used in operating activities:                      (18,580)
                                                              -------
Cash flows from investing activities:
  Land development costs                                      (30,927)
  Investment in Joint Venture                                 (25,135)
  Proceeds from land sale                                           0
                                                              -------
Net cash from investing activities:                           (56,062)
                                                              -------
Cash flows from financing activities:
  Distributions to partners                                        (0)
                                                              -------
Net cash used in financing activities:                             (0)
                                                              -------
Net increase (decrease) in cash                               (74,642)

Cash and cash equivalents at beginning of year                144,871
                                                              -------

Cash and cash equivalents at end of period                   $ 70,229
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


Note 2         INVESTMENT IN LAND:
               -------------------

               At March 31, 1997, land consisted of the following:
                     2.83 acre parcel (zoned commercial) in
                         southeast Orange County, Florida   $  328,986(a)
                     7.00 acre parcel (zoned commercial) in
                         Brevard County, Florida               420,503(b)
                     5.39 acre parcel (zoned commercial) in
                         Orange County, Florida                682,674
                                                           -----------
                                                           $ 1,432,163
                                                           ===========

               (a) On June 27, 1997, the Partnership executed an Option contract providing for Amoco Oil Company to acquire this parcel. The Option provides for an inspection period of 90 days followed by a period in which Amoco is required to file for all necessary building permits preparatory to closing.

               (b) On April 28, 1997 the Partnership entered into an Agreement with a nationally recognized developer of retail sites for the sale of this entire parcel. This contract was canceled by the Buyer on July 16 when the anticipated user for the site deferred its development plans until 1998. Consequently, this property is now back on the market.

               For full details of investment in land, including a description of each parcel, please refer to the notes in Form 10-K filed as of December 31, 1996.


Note 3            INVESTMENT IN JOINT VENTURE:
                  ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of June 30, 1997 is as follows:


                                    Assets
                                    ------

Cash                                                  $    1,026
Investment in land                                     2,583,505
                                                      ----------
                                                      $2,584,531
                                                      ==========

                      Liabilities and Venturers' Capital
                      -----------------------------------

Liabilities                                                    0
Venturers' capital                                     2,586,533
Current profit (loss)                                     (2,002)
                                                       ---------
                                                      $2,584,531
                                                      ==========


Note 4        DISTRIBUTIONS TO PARTNERS:
              --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1997.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first six months of 1997 there were no distributions to limited partners as there were no sales of land.

Note 5            RELATED PARTY TRANSACTIONS:
                  ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1997, $5,615 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first six months of 1997.

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


Note 6         OTHER INFORMATION:
               ------------------

               None

Item 2         Management's  discussion and analysis of financial condition and
               ----------------------------------------------------------------
               results of operations
               ---------------------

               Interest and other income for the six months ended June 30, 1997 was $ 2,308. This compares to interest and other income of $ 4,338 for the first six months of 1996. The decrease reflects a lower level of cash invested by the Partnership during 1997. Total income for the six months ending June 30, 1997 was $2,308 compared with $153,696 for the comparable period in 1996. The 1996 figure includes a gain on the sale of land in the amount of $149,348. There were no sales of land during the first half of 1997. Operating expenses for the six months ended June 30, 1997 were $ 19,206 compared to $ 21,279 for the six months ended June 30, 1996. The primary reason for this decrease was slightly lower expenses for professional services and lower office expenses during the 1997 period. This was partially offset by Management Fees in the amount of $4,848 paid during the second quarter of 1997 but paid in a later quarter during 1996. The net loss for the six months ended June 30, 1997 was $ 18,079, compared to a net profit of $ 132,407 for the six months ended June 30, 1996.


               Total assets of the Partnership declined from $3,067,820 at December 31, 1996 to $3,049,741 at June 30, 1997. This reflects the operating income less expenses of operating the Partnership during the period. Total assets can be expected to decrease as land is sold and the net proceeds are distributed to limited partners. Cash and cash equivalents stood at $ 70,229 at June 30, 1997, compared to $144,871 at 1996 year end.



                                 PART II


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

               (A)  Exhibits / Index.

                    None

               (B)  Reports on Form 8-K.

                    There were no reports on form 8-K for the six months ended June 30, 1997.

                       CONDEV LAND GROWTH FUND '86, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.



                              CONDEV LAND GROWTH FUND '86, LTD.
                              By:   Condev Associates, General Partner



July 31, 1997                 /s/ Robert N. Gardner
-------------                 -------------------------------------------------
DATE                          Robert N. Gardner, Partner


July 31, 1997                 /s/ Joseph J. Gardner
-------------                 -------------------------------------------------
DATE                          Joseph J. Gardner, Partner