Form 10-Q
period 1997-09-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1997-10-24
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Nine Months Ended September 30, 1997
                       Commission File Number 33-06419-A

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

Registrant's telephone number, including area code: (407) 679-1748


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO
                                       ------     ------

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX


PART I.        FINANCIAL INFORMATION:                       PAGE NUMBER

               ITEM 1.  Financial Statements

                        Statement of Assets,
                        Liabilities and Partner's
                        Capital - September 30, 1997
                        and December 31, 1996                      3

                        Statement of Income & Expense
                        Three Months Ended September 30, 1997
                        and September 30, 1996                     4

                        Statement of Income & Expense
                        Nine Months Ended September 30, 1997
                        and September 30, 1996                     5

                        Statement of Cash Receipts and
                        Disbursements - Nine Months
                        Ended September 30, 1997                   6

                        Notes to Financial Statements              7 - 9

               ITEM 2.  Management's Discussion and

                        Analysis of Financial Condition
                        and Results of Operations                  10

PART II.       OTHER INFORMATION:

               ITEM 6.  Exhibits and Reports on Form 8-K           10

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

                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNER'S CAPITAL
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS
                                    ------

                             September 30, 1997       December 31, 1996
                             ------------------       -----------------

Cash & Cash Equivalents          $   61,495             $  144,871
Accounts Receivable                   1,682                      0
Land, at Cost (Note 2)            1,434,308              1,401,236
Investment in Joint
  Venture  (Note 3)               1,528,906              1,500,919
Organization Costs, Net              20,794                 20,794
                                 ----------             ----------

             Total Assets        $3,047,185             $3,067,820
                                 ==========             ==========


                       LIABILITIES AND PARTNER'S CAPITAL
                       ---------------------------------

Partner's Capital -
  General Partner                     3,760                  3,966
  Limited Partners                3,043,425              3,063,854
                                 ----------             ----------

    Total Partner's Capital      $3,047,185             $3,067,820
                                 ----------             ----------

Total Liabilities and
          Partner's Capital      $3,047,185             $3,067,820
                                 ==========             ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)


                              September 30, 1997   September 30, 1996
                              ------------------   ------------------

INCOME
------

Interest and Other Income            $     919          $  2,943

Gain on sale of land                         0            45,017

Equity in income of Joint Venture            0           148,209
                                     ---------          --------

Total Income                         $     919          $196,169
                                     ---------          --------

OPERATING EXPENSES
------------------

Professional Services                        0                26

Equity in loss of joint venture            275            (1,441)

Management Fees                          2,124                 0

Other Expense                               20              (533)

Office Expense                           1,056             2,097
                                     ---------          --------

Total Operating Expense              $   3,475          $    149
                                     ---------          --------

Net Income/(Loss)                    $  (2,556)         $196,020
                                     =========          ========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)


                                 September 30, 1997       September 30, 1996
                                 ------------------       ------------------

INCOME
------

Interest and Other Income            $    3,227                 $  7,281

Equity in income of Joint Venture             0                  148,209

Gain on Sale of Land                          0                  194,365
                                     ----------                 --------

Total Income                         $    3,227                 $349,855
                                     ----------                 --------


OPERATING EXPENSES
------------------

Professional Services                     9,699                   11,492

Equity in loss of joint venture           1,456                      118

Management Fees                           6,972                        0

Other Expense                             1,191                    1,452

Office Expense                            4,544                    8,366
                                     ----------                 --------

Total Operating Expense              $   23,862                 $ 21,428
                                     ----------                 --------

Net Income/(Loss)                    $  (20,635)                $328,427
                                     ==========                 ========

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997


Cash flows from operating activities:
  Net Income (Loss)                                        $  (20,635)
    Adjustments to reconcile net loss
    to net cash used for operating activities:
        Equity in loss of Joint Venture, net                    1,456
        Gain on land sale                                           0
        Cash used for changes:
          Accounts Receivable                                  (1,682)
  Net cash used in operating activities:                      (20,861)

Cash flows from investing activities:
  Land development costs                                      (33,072)
  Investment in Joint Venture                                 (29,443)
  Proceeds from land sale                                           0
                                                           ----------
Net cash from investing activities:                           (62,515)

Cash flows from financing activities:
  Distributions to partners                                        (0)
Net cash used in financing activities:                             (0)

Net increase (decrease) in cash                               (83,376)

Cash and cash equivalents at beginning of year                144,871
                                                           ----------

Cash and cash equivalents at end of period                 $   61,495
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


Note 2         INVESTMENT IN LAND:
               -------------------

               At September 30, 1997, land consisted of the following:
                    2.83 acre parcel (zoned commercial) in
                         southeast Orange County, Florida          $  330,577(a)
                    7.00 acre parcel (zoned commercial) in
                         Brevard County, Florida                      420,503(b)
                    5.39 acre parcel (zoned commercial) in
                         Orange County, Florida                       682,228(c)
                                                                  -----------
                                                                  $ 1,434,308
                                                                  ===========

               (a) On June 27, 1997, the Partnership executed an Option contract providing for Amoco Oil Company to acquire this parcel. The Option provides for an inspection period of 90 days followed by a period in which Amoco is required to file for all necessary building permits preparatory to closing. The Inspection Period has been extended for an additional 60 days to allow time for the Partnership to conclude settlement with Orange County Department of Transportation relating to proposed intersection improvements.

               (b) On April 28, 1997 the Partnership entered into an Agreement with a nationally recognized developer of retail sites for the sale of this entire parcel. This contract was canceled by the Buyer on July 16 when the anticipated user for the site deferred its development plans until 1998. Consequently, this property is now back on the market. The Partnership has received an offer from a nationally recognized fast food restaurant company for a portion of this property. The Partnership is negotiating the terms of this offer, and hopes to conclude a final contract in the fourth quarter of 1997.

               (c) During the third quarter of 1997, the Partnership entered into two contracts for the remaining 5.39 acres at this location. Both buyers intend to develop their portion of the site, and are currently in a 60-day inspection period. Closing on both transactions is expected within 180 days of the Contract Effective Date.

               For full details of investment in land, including a description of each parcel, please refer to the notes in Form 10-K filed as of December 31, 1996.


Note 3         INVESTMENT IN JOINT VENTURE:
               ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of September 30, 1997 is as follows:


                                    Assets
                                    ------

               Cash                                     $    2,499
               Investment in land                        2,588,867
                                                        ----------
                                                        $2,591,366
                                                        ==========

                      Liabilities and Venturers' Capital
                      ----------------------------------

               Liabilities                                       0
               Venturers' capital                        2,593,834
               Current profit (loss)                        (2,468)
                                                        $2,591,366
                                                        ==========

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1997.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first nine months of 1997 there were no distributions to limited partners as there were no sales of land.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1997, $8,315 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first nine months of 1997.

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


Note 6         OTHER INFORMATION:
               ------------------

               None

Item 2         Management's  discussion and analysis of financial condition and
               ----------------------------------------------------------------
               results of operations
               ---------------------

               Interest and other income for the nine months ended September 30, 1997 was $ 3,227. This compares to interest and other income of $ 7,281 for the first nine months of 1996. The decrease reflects a lower level of cash invested by the Partnership during 1997. Total income for the nine months ending September 30, 1997 was $3,227 compared with $349,855 for the comparable period in 1996. The 1996 figure includes a net gain on the sale of land in the amount of $194,365 and equity in the net income of the Partnership's joint venture, Condev/McCulloch Road Joint Venture, in the amount of $148,209. There were no sales of land during the first nine months of 1997. Operating expenses for the nine months ended September 30, 1997 were $ 23,862 compared to $ 21,428 for the nine months ended September 30, 1996. The primary reason for this increase was $6,972 in management fees which were charged quarterly during 1997 but in the fourth quarter for the entire year in 1996. This was partially offset by slightly lower expenses for professional services and lower office expenses during the 1997 period. The net loss for the nine months ended September 30, 1997 was $ 20,635, compared to a net profit of $ 328,428 for the nine months ended September 30, 1996.


               Total assets of the Partnership declined from $3,067,820 at December 31, 1996 to $3,047,185 at September 30, 1997. This reflects the operating income less expenses of operating the Partnership during the period. Total assets can be expected to decrease as land is sold and the net proceeds are distributed to limited partners. Cash and cash equivalents stood at $ 61,495 at September 30, 1997, compared to $144,871 at 1996 year end. Cash will be increased by retaining an appropriate amount from anticipated future sales.



                                 PART II


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

               (A)  Exhibits / Index.

                    None

               (B)  Reports on Form 8-K.

                    There were no reports on form 8-K for the nine months ended September 30, 1997.

                       CONDEV LAND GROWTH FUND '86, LTD.
                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.



                               CONDEV LAND GROWTH FUND '86, LTD.
                               By:   Condev Associates, General Partner



October 27  1997               /s/ Robert N. Gardner
-------------------------      ------------------------------------------------
DATE                           Robert N. Gardner, Partner


October 27, 1997               /s/ Joseph J. Gardner
-------------------------      ------------------------------------------------
DATE                           Joseph J. Gardner, Partner