Form 10-K
period 1997-12-31
CONDEV LAND GROWTH FUND 86 LTD
filed 1998-03-13
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                        Commission File Number
December 31, 1997                                      #33-06419-A

                       Condev Land Growth Fund '86, Ltd
                       --------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

     Florida                       #59-2766359
 -------------------------------   ----------------------------
(State or other jurisdiction       (IRS Employer ID #)
 of incorporation or
 organization)



2479 Aloma Avenue
Winter Park, Florida                32792
-------------------------------   ---------------
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

          Yes  X                             No_______
             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.            [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:

                                Not Applicable
                                --------------

                       CONDEV LAND GROWTH FUND '86, LTD.

                               Table of Contents

                                                                        Page No.
                                                                        --------
Part I
   Item 1.    Business                                                       1
   Item 2.    Properties                                                     2
   Item 3.    Legal Proceedings                                              4
   Item 4.    Submission of Matters to a Vote of Security
              Holders                                                        4

Part II
   Item 5.    Market for Registrant's Common Equity and Related Security
              Holder Matters                                                 5
   Item 6.    Selected Financial Data                                        5
   Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      5
   Item 8.    Financial Statements and Supplementary Data                    9
   Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                      29

Part III
   Item 10.  Directors and Executive Officers of the Registrant             29
   Item 11.  Executive Compensation                                         29
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management                                                     30
   Item 13.  Certain Relationships and Related Transactions                 30

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
             8-K                                                            31

Signatures                                                                  32

Annual Report to Limited Partners                                           33

                                    PART I

Item 1.

          Business:
          --------

          Condev Land Growth Fund '86, Ltd. (the "Partnership") is a Florida limited partnership formed on April 17, 1986 under the Florida Uniform Partnership Act. The Partnership was formed for the purpose of acquiring and holding for investment pre-development land in Central Florida. The Partnership registered with the Securities and Exchange Commission and sold to investors a total of 7,500 units of limited partnership interest at an initial offering price of $1,000 per unit. The partnership had collected $7.5 million in Partnership Capital as of December 31, 1987.

          As provided under the terms of the Partnership Agreement the Partnership was to be in existence until December 31, 1993. In accordance with the Florida Limited Partnership Law and the Partnership Agreement, after December 31, 1993 the Partnership has been in liquidation with no change in the status of the limited partners or General Partner.

          The Partnership has purchased nine properties to be held for investment in the Central Florida area. The Partnership purchased the last parcel on February 6, 1989. Refer to Item 2. Properties for full details. Properties are sold as market conditions and demand permit. As of December 31, 1997, the Partnership had sold all of 5 parcels and part of another parcel. As of the same date, the Partnership had an interest in 4 remaining parcels of land.

          Since the Partnership is in liquidation, the primary objective of the Partnership is to sell properties at current market prices and distribute the net proceeds to partners. To this end, the General Partner is constantly monitoring area developments which are likely to effect the salability of each property. This includes area commercial and residential development, comparable sales transactions, road and highway improvements, requests for zoning or comprehensive land use changes, and changes in the availability of utilities. The General Partner or its representatives attend county commission meetings, planning and zoning hearings and community information meetings as part of this endeavor. Properties are priced after consideration is given to all of these factors.

          Properties are marketed through a combination of direct advertising, including "For Sale" signs located on each property, constant contact with the local, national and international brokerage communities, and direct contact with potential purchasers. Extensive marketing materials and relevant development information is maintained and constantly updated for use by potential buyers.

          In addition to trying to sell the portfolio properties, the Partnership must manage the properties in the best interest of the partners. This includes traditional property maintenance such as insuring the property against liability, paying and appealing for adjustment, when appropriate, real estate taxes, mowing and trash removal. It also entails reacting promptly to area developments to insure that vested development rights are preserved or marketability of the property is enhanced. In some cases, it is necessary to retain consultants to assist with this effort. In other cases, expenditure of partnership reserves is required to keep the property properly positioned for sale.

          The Partnership has no employees. Messrs. Robert N. Gardner and Joseph
          J. Gardner are the general partners of Condev Associates, a Florida general partnership, which is the General Partner of the Partnership (the "General Partner").

Item 2.

          Properties:
          ----------

          Since its inception, the Partnership has acquired nine properties for investment in the Central Florida Area. Five of these properties and a portion of one additional property have been sold. As of December 31, 1997, the Partnership owned or had an investment in four remaining properties.

          The following is a summary of all parcels acquired by the Partnership:

          Parcel 1:
          --------

          The Partnership purchased a 1.79-acre commercial parcel of vacant land in St. Cloud, Florida on November 30, 1987 at a price of $328,100 plus acquisition costs of $40,741. On the same date it sold this parcel to Barnett Bank of Central Florida, N.A. for $476,454.

          Parcel 2:
          --------

          This is a 2.83-acre parcel of vacant land located at the southeast corner of Curry Ford Road and Chickasaw Trail in southeast Orange County, Florida. In addition to the land purchase price, necessary sewer capacity was acquired and a sewer lift station was built in conjunction with neighboring properties.

          Date of Purchase:                        July 1, 1987
          Purchase Price:                          $ 247,250
          Additional Capitalized Costs:            $  83,776

          On June 27, 1997, the Partnership executed an Option contract providing for Amoco Oil Company to acquire this parcel. The Option provides for an inspection period to mature on November 25, 1997, at which time an additional $2,000 deposit was received extending the Option to February 24, 1998. Amoco has made an additional $5,000 option payment to further extend the closing date until May 4, 1998. This additional deposit, together with the previous payments, are non-refundable to Amoco but will be applied to the purchase price at closing.

          Parcel 3:
          --------

          This is a 12.54-acre parcel of vacant land located in St. Cloud, Florida. The Partnership acquired this parcel in November of 1987 for $871,900. St. Cloud is approximately 20 miles southeast of downtown Orlando.

          On August 3, 1995 the Partnership sold this property to Wal-Mart Stores. The gross sales price was $1,480,199. After closing expenses, the Partnership received $1,363,110. A total of $1,350,000 was distributed to limited partners in October 1995.

          Parcel 4:
          --------

          In February, 1988, the Partnership acquired a 6.6 acre parcel of vacant land located at the southwest corner of State Road 50 and Woodbury Road in East Orange County. The site is approximately 1/2 mile east of Alafaya Trail. The parcel has been zoned for commercial use and is located near the terminus of the eastern extension of the East/West Expressway.

          Date of Purchase:                      February 1, 1988
          Purchase Price:                            $  719,535
          Additional Capitalized Costs:              $   60,402
          Less: Partial sale:                       ($   81,013)
                                                     ----------
          Balance:                                   $  698,924

          On July 26, 1996, the Partnership sold approximately 1-acre of land on the northeast corner of this parcel. The purchase price for the 1-acre site was $360,000 or $8.00 per square foot. As part of the sale, the buyer agreed to construct a master drainage and retention system for the entire site, as well as access roads both on Colonial Drive and Woodbury Road to service the entire site. The Partnership agreed to pay $34,135 as its share of these expenditures which exceeded $104,000 in total. After expenses of the sale, the Partnership realized net cash proceeds of $284,244, of which $280,000 was distributed to limited partners in October 1996. The balance was added to Partnership reserves. The Partnership retains approximately 5.39 acres of land at this location.

          During the third quarter of 1997, the Partnership entered into two contracts for the sale of the remaining 5.39 acres. Both buyers intend to develop their portion of the site. These contracts are expected to close during the second quarter of 1998.

          Parcel 5:
          --------

          In March, 1988, the Partnership acquired a 33.5-acre parcel of vacant land located on the south side of State Road 50 in East Orange County for $1,200,000. This site is approximately 1/4 mile east of Alafaya Trail.

          On December 2, 1993, the Partnership sold approximately 15 acres of this parcel to Cricket Club Affordable Housing Partners, L.P. for a gross price of $1,068,750. After costs of the sale, the Partnership received $988,977.38 of net sales proceeds.

          During the first quarter of 1994, the Partnership sold the remaining 18.5-acre parcel at a price of $1,400,000. At closing the Partnership took back a one-year mortgage for the entire purchase price. The mortgage was subsequently reduced to $1,375,000 and the entire balance of the note was repaid in May, 1995.

          Parcel 6:
          --------

          The Partnership acquired a 7-acre parcel of vacant land located approximately 1,800 feet east of I-95/S.R. 405 interchange on the south side of State Road 405. The property is zoned for commercial use in the City of Titusville, Florida. The Kennedy Space Center is 4.5 miles from the property on State Road 405. In early 1995, WalMart Stores opened a new outlet directly across S. R. 405 from this property.

               Date of Purchase:                    June 10, 1988
               Purchase price:                       $    400,000
               Additional Capitalized Costs:         $     20,503

          In October, 1997, the Partnership entered into a contract for sale of a 200' x 210' parcel on the corner of this site with a nationally known fast food restaurant. The inspection period has elapsed, and the buyer has made an additional deposit on the property. Closing is anticipated during the second quarter of 1998.

          In February, 1998, the Partnership entered into a Sales Contract providing for the sale of the balance of this property to a nationally recognized developer of retail shopping centers. The initial deposit has been received, and the Buyer is currently inspecting the property for suitability.

          Parcel 7:
          --------

          The Partnership acquired a 59% interest in West 50 Joint Venture, which purchased a 132.7-acre parcel located in southeast Lake County. The property was purchased at a price of $2,518,010. The property is approximately 1 1/2 miles west of the Florida Turnpike interchange with State Road 50. The site has 4,700 front feet on State Road 50. The site is currently zoned commercial (26 acres) and industrial (106.7 acres).

               Date of Purchase:                            June 1, 1988
               Total Purchase Price:                         $2,518,010
               Additional Capitalized Costs:                 $   80,354
               Partnership Share (59% Interest):             $1,533,035

          During 1997, the Partnership focused its attention on grading this site and bringing sewer and water utilities to the site to better position the property for sale. Grading permits are anticipated in early 1998, and the City of Clermont has advised the Partnership that it intends to extend sewer and water service to the site in the same time frame. The General Partner has reached an agreement with the City of Clermont whereby these facilities will be upgraded to serve the Joint Venture's property for future development. West 50 Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to finance the necessary improvements in anticipation of future sales. It is felt that these improvements will make the property more attractive to prospective purchasers at higher selling prices. West 50 Joint Venture's termination date was December 31, 1998. In February 1998, the termination date was extended by action of the venturers to December 31, 2003.

          Parcel 8:
          --------

          The Partnership purchased a 1.04-acre parcel of vacant land located in Seminole County, Florida for $300,000.

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

          Parcel 9:
          --------

          On February 6, 1989, the Partnership purchased, in joint venture with an affiliated partnership, Condev Land Fund II, Ltd., a 19+ acre tract
                                                                    -
          located immediately north of the University of Central Florida for $737,355.

          On April 22, 1996, the joint venture sold this property to Royal Apartments USA based in Champaign, Illinois. The purchase price for this parcel was $1,190,000, which included $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330. A total of $1,080,000 was distributed to limited partners in May, 1993, $540,000 to limited partners of Condev Land Growth Fund '86, Ltd., and $540,000 to limited partners of Condev Land Fund II, Ltd. The balance was added to Partnership reserves.

Item 3.

          Legal Proceedings:
          -----------------

          As of December 31, 1997, the Partnership is not subject to any pending legal proceedings.


Item 4.

          Submission of Matters to a Vote of Security Holders:
          ---------------------------------------------------

          No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1997.

                                    PART II


Item 5.

          Markets for Registrant's Common Equity and Related Security Holder
          ------------------------------------------------------------------
          Matters:
          -------

          (a) All Units of the Partnership have been sold; there has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop.

          (b) As of December 31, 1997, there were approximately 645 holders of record of the Units of the Partnership.

          (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Unit holders received cash distributions totaling $-0-, $840,000 and $2,625,000 during the years ended December 31, 1997, 1996, and 1996, respectively.

Item 6.

          Selected Financial Data:
          -----------------------

                                        Years Ending December 31,
                                        -------------------------

                              1997                1996            1995             1994         1993
                              ----                ----            ----             ----         ----
          Total Revenue       $    4,549       $  349,807       $1,157,261     $  376,468     $  402,346

          Net Income
           (Loss)                (46,136)         288,717        1,056,790        282,234        286,511

          Total Assets         3,025,026        3,067,820        3,619,103      5,207,313      5,482,579

          Partners'
           Capital             3,021,684        3,067,820        3,619,103      5,482,579      5,482,578

          The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

          Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations:
          ---------------------

          January 1, 1997 through December 31, 1997

          During 1997, the General Partner continued in its effort to sell the portfolio properties while at the same time managing the properties to protect existing development rights and enhance the likely salability of each parcel. While no sales of land were concluded during 1997, at year-end the Partnership held four contracts which are expected to close during 1998. In addition, a fifth contract was signed in February, 1998.

          In April, the Partnership entered into an agreement with a nationally recognized developer of retail sites for the sale of its 7-acre parcel located on State Road 405 in Titusville. This contract was canceled by the Buyer in July when the anticipated user for the site deferred its development plans until 1998. The property was placed back on the market at that time.

          In June the Partnership executed an option contract providing for Amoco Oil Company to acquire the Partnership's 2.84-acre parcel at Curry Ford Road and Chickasaw Trail in Orange County, Florida. The option is contingent upon the Partnership reaching an agreement with Orange County Department of Transportation regarding proposed changes to this intersection. The Partnership retained a traffic consultant to propose a revised access plan for this property and met with Orange County officials and adjoining property owners. While we are still working on a final agreement, the County has agreed in principle with our proposal. The Amoco option has been extended during this process. Amoco has made an additional $5,000 option payment to extend the closing date until May 4, 1998. This additional deposit, together with the previous payments, are non-refundable to Amoco but will be applied to the purchase price at closing.

     During the third quarter of 1997, the Partnership entered into two contracts for the sale of the remaining 5.39 acres of Parcel #4. See Item
     2. Properties. Both buyers intend to develop their portion of the site. These contracts are expected to close during the second quarter of 1998.

     In October, the Partnership entered into a contract for sale of a 200' x 210' parcel on the corner of its site in Titusville, Florida with a nationally known fast food restaurant. The inspection period has elapsed, and the buyer has made an additional deposit on the property. Closing is anticipated during the second quarter of 1998.

     In February, 1998, the Partnership entered into a Sales Contract providing for the sale of the balance of the Titusville site property to a nationally recognized developer of retail shopping centers. The initial deposit has been received, and the Buyer is currently inspecting the property for suitability.

     For the year ended December 31, 1997, the Partnership reported total revenues of $4,549, consisting primarily of interest income earned on short-term deposits. There were no sales of property during 1997. In 1996, there were two sales of property producing $193,002 in land sale gains and $127,712 in profits in the Partnership's joint venture. In addition, the Partnership had $20,000 in income from a forfeited deposit on land during 1996. The combined result is a drop in total revenues from $349,807 in 1996 to only $4,549 in 1997.

     Expenses declined from $61,090 for the year ended December 31, 1996 to $50,685 for the year ended December 31, 1997. This was almost entirely due to a reduction in taxes and permits, which fell from $32,399 in 1996 to $22,775 in 1997. Taxes can be expected to decline as properties are sold. Other expense categories remained relatively unchanged.

     The net loss for 1997 was $46,136 compared to a profit of $288,717 for 1996. Future profitability will depend on the Partnership's ability to sell portfolio properties at or near current market prices.

     Total assets remained relatively constant between December 31, 1996 and December 31, 1997. This is to be anticipated, given the fact that no properties were sold during the year. However, the Partnership's liquidity was substantially diminished, as the Partnership funded both operating losses and investment in its property at Woodbury Road in conjunction with the sale to Miller Enterprises. As part of that transaction, the Partnership shared in the costs of access roads and a water retention system which benefit the entire parcel. The cost of these improvements were withheld in escrow from the net sales proceeds at the time of closing. These expenditures will be recovered from future sales. Likewise, the Partnership committed resources to West 50 Joint Venture for engineering and other related expenses to protect development rights and better position the property held by the joint venture for sale. The result of these necessary expenditures has been to reduce liquidity in the Partnership to only $19,062, or about four months of operating capital. It is anticipated that reserves will be restored to satisfactory levels from sales which are expected in the first and second quarter of 1998. In addition, West 50 Joint Venture has arranged a $500,000 secured line of credit from a commercial bank to provide for future expenses in the joint venture if required.

     For 1998, the General Partner estimates that approximately $20,000 will be required to pay real estate taxes on the remaining properties held by the Partnership. In addition, the General Partner estimates that property associated holding costs will total approximately $12,000 during 1998 and the costs of administration, legal and accounting will require approximately $14,500. These three categories of expense, totaling $46,500, will be paid from Partnership reserves which were $19,062 at 1997 year end. Should the Partnership not successfully conclude a property sale in 1998 and add to reserves, reserves would be depleted before year-end 1998. In this event, the General Partner may elect to advance operating funds to the Partnership, although it is not required to do so by the Partnership Agreement. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year end 1997 to fund four months of costs.

     The General Partner estimates that two properties and part of a third parcel will be sold in 1998 resulting in cash to the Partnership in the approximate amount of $1,500,000. If concluded as estimated, the sale and collection proceeds would result in a distribution to the limited partners in the approximate amount of $1,400,000. The General Partner feels that the present level of reserves are inadequate to fund future expenses and plans to restore reserves to adequate levels by retaining part of the proceeds of future anticipated sales. However the General Partner feels the majority of net sale proceeds could be distributed. If the sale and distribution are concluded as estimated above, Partnership assets and Partner's Capital would fall to $2,019,137.

     In addition to the projected sales above, the General Partner reasonably expects to place two more Partnership properties under contract in 1998. However, it is expected that these contracts would not close until 1999. It is estimated that it will require another three

     (3) years to complete the sale of properties held by West 50 Joint Venture in which the Partnership is a 59% participant.

     January 1, 1996 through December 31, 1996

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

     In May 1996, the Partnership distributed $540,000 to limited partners. Funds for this distribution came from sale of Condev/McCulloch Road Joint Venture's property on McCulloch Road in Seminole County. The Partnership held a 50.1% interest in Condev/McCulloch Road Joint Venture. Please see
     Item 2. Properties, Parcel #9. Upon sale of this property and payment of all related expenses, Condev/McCulloch Road Joint Venture was terminated as an entity as it had no assets or liabilities.

     In July, 1996, the Partnership sold part of Property #4 located on State Road 50 at Woodbury Road in Orange County, Florida. Please see Item 2. Properties. The Partnership realized net proceeds of $284,244 from this sale. In October, the Partnership distributed $280,000 to the limited partners, together with the $20,000 forfeited escrow deposit mentioned in the above paragraph for a total distribution of $300,000.

     For the year ended December 31, 1996, the Partnership reported total revenue of $349,807, including $193,002 recognized gain on the sale of land, $127,7112 equity in income of joint ventures, and $29,093 in interest and other income. This compares to $1,119,841 recognized gain on the sale of land and $37,420 in interest and other income for the year ended December 31, 1995. The 1996 gain on sale of land was the result of the sale of part of the Partnership's land on State Road 50 and Woodbury Road in Orange County. The equity in income of joint ventures was the combined effect of the sale of Condev/McCulloch Road Joint Venture's 19.10 acre parcel of land in Seminole County, Florida offset by expenses in the two joint ventures of the Partnership. Total income decreased $807,454 from $1,157,261 in 1995 to $349,807 in 1996, or 69.8%, reflecting a lower level of property sales for 1996.

     Operating expenses totaled $61,090 for the year ended December 31, 1996, compared to $100,471 the previous year. The primary reason for the decrease was the reported equity in income of joint ventures during 1996 of $127,712 as opposed to an equity loss of $23,947 in 1995. Other changes included reduced property taxes in 1996, which decreased from $43,964 in 1995 to $32,399 in 1996, and a decrease in amortization, which decreased from $10,420 in 1995 to $3,375 in 1996. Property taxes will continue to decrease as portfolio properties are sold. Organization costs are allocated to each parcel of land. As sales occur, the related amortization is recognized. The lower level of amortization recognized in 1996 reflects the lower level of land sales. All other expense categories remained essentially level in 1996 from 1995.

     Net income reported for the year ended December 31, 1996 was $288,217, a decrease of 82.1% from the net profit reported for the year ended December 31, 1995 of $1,056,790.

     At year-end 1996, total assets of the Partnership were $3,067,830, compared with $3,619,103 at year-end 1995. This decrease reflects the sale of Condev/McCulloch Road Joint Venture's 19.10 acre parcel of land in Seminole County, Florida and part of the Partnership's parcel located on State Road 50 at Woodbury Road in Orange County, Florida. As the Partnership is currently in the liquidation stage, assets will continue to decrease as properties are sold. the Partnership had no liabilities at December 31, 1996. Partners' Capital declined from $3,619,103 at December 31, 1995 to $3,067,820 at December 31, 1996, a decrease of $551,283. This decline resulted from $840,000 in distributions to limited partners offset by Partnership income of $288,717 for the year.

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

     In August 1995, the Partnership sold Property #3 in St. Cloud, Florida to WalMart Stores, Inc. The Partnership realized net proceeds of $1,363,110 from this sale. In October, the Partnership distributed $1,350,000 to the Limited Partners. The balance was added to Partnership reserves.

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

     Operating expenses totaled $100,471 for the year ended December 31, 1995, compared to $94,235 the previous year. The primary reason for the increase was an increase in amortization, which increased by $8,216 from $2,024 in 1994 to $10,240 in 1995, and a small increase in professional fees which rose by $1,773. As explained in Note 1 of the accompanying financial statements, organization costs are allocated to each parcel of land. As sales occur, the related amortization is recognized. The higher level of amortization recognized in 1995 reflects the higher level of land sales. All other expense categories declined slightly in 1995 from 1994.

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

Item 8.

          Financial Statements and Supplementary Data:
          -------------------------------------------

          I. Condev Land Growth Fund '86, Ltd.
          -----------------------------------

                                                                          Page

               INDEPENDENT AUDITORS' REPORT                                10

               FINANCIAL STATEMENTS
                    Balance sheets                                         11
                    Statements of operations                               12
                    Statements of partners' capital                        13
                    Statements of cash flows                               14
                    Notes to financial statements                       15-20


          II. West 50 Joint Venture
          -------------------------

               INDEPENDENT AUDITORS' REPORT                                21

                FINANCIAL STATEMENTS
                    Balance sheets                                         22
                    Statements of operations                               23
                    Statements of partners' capital                        24
                    Statements of cash flows                               25
                    Notes to financial statements                       26-27

                       CONDEV LAND GROWTH FUND '86, LTD.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Partners
Condev Land Growth Fund '86, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Growth Fund '86, Ltd. (a Florida Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Growth Fund '86, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                    OSBURN, HENNING AND COMPANY

Orlando, Florida
January 13, 1998

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                                            1997            1996
                                                         ----------      ----------
      ASSETS

Cash and cash equivalents                                $   19,062      $  144,871
Due from related entity                                       1,682               -
Land, at cost (Note 2)                                    1,450,453       1,401,236
Investment in joint venture (Note 3)                      1,533,035       1,500,919
Organization costs, less accumulated
  amortization of $21,954 in 1997 and 1996                   20,794          20,794
                                                         ----------      ----------

                                                         $3,025,026      $3,067,820
                                                         ==========      ==========

      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                         $    1,242      $        -
Deposits on land                                              2,100               -
                                                         ----------      ----------
                                                              3,342               -
                                                         ----------      ----------

Partners' capital                                             3,505           3,966
  General partner                                         3,018,179       3,063,854
                                                         ----------      ----------
  Limited partners                                        3,021,684       3,067,820
          Total partners' capital                        ----------      ----------

                                                         $3,025,026      $3,067,820
                                                         ==========      ==========


The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1997, 1996 and 1995

                                   1997          1996            1995
                               ----------     ---------      ----------
Revenue:
  Gain on land sale             $      -       $193,002      $1,119,841
  Equity in income of joint
    ventures                         904        127,712               -
  Interest income                  3,645          7,968          36,395
  Forfeited deposits                   -         20,000               -
  Other income                         -          1,125           1,025
                                --------       --------      ----------
                                   4,549        349,807       1,157,261
                                --------       --------      ----------
Expenses:
  Taxes and permits               22,775         32,399          43,964
  Office expenses                 14,420         13,035          11,837
  Professional fees               11,758         11,821          10,241
  Amortization                         -          3,375          10,240
  Other expenses                   1,732            460             242
  Equity in losses of joint
    ventures                           -              -          23,947
                                --------       --------      ----------
                                  50,685         61,090         100,471
                                --------       --------      ----------

          Net income (loss)     $(46,136)      $288,717      $1,056,790
                                ========       ========      ==========

The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1997, 1996 and 1995


                               General        Limited
                               Partner        Partners          Total
                               --------     ------------     ------------
Balances, December 31, 1994     $5,147      $ 5,182,166      $ 5,187,313

  Net income (loss)               (631)       1,057,421        1,056,790

  Distributions                      -       (2,625,000)      (2,625,000)
                                ------      -----------      -----------

Balances, December 31, 1995      4,516        3,614,587        3,619,103

  Net income (loss)               (550)         289,267          288,717

  Distributions                      -         (840,000)        (840,000)
                                ------      -----------      -----------

Balances, December 31, 1996      3,966        3,063,854        3,067,820

  Net income (loss)               (461)         (45,675)         (46,136)
                                ------      -----------      -----------

Balances, December 31, 1997     $3,505      $ 3,018,179      $ 3,021,684
                                ======      ===========      ===========

The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995

                                                   1997                 1996                1995
                                               ----------        --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ (46,136)  $        288,717           $ 1,056,790
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Gain on land sale                                -           (193,002)           (1,119,841)
      Equity in (income) losses of
        joint ventures                              (904)          (127,712)               23,947
      Amortization                                     -              3,375                10,240
      (Increase) decrease in:
        Due from related entity                   (1,682)                 -                     -
      Increase (decrease) in:
        Accounts payable                           1,242                  -                     -
        Deposits on land                           2,100                  -               (20,000)
                                               ---------         ----------           -----------

          Net cash provided by
            (used in) operating
            activities                           (45,380)           (28,622)              (48,864)
                                               ---------         ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from land sales, net of
    closing costs                                      -            308,149             2,790,092
  Land acquisitions and related costs            (49,217)           (34,135)               (1,435)
  Investment in joint ventures                   (31,212)            (8,737)              (28,329)
  Distributions from joint ventures                    -            551,402                     -
                                               ---------         ----------           -----------

          Net cash provided by
            (used in) investing
            activities                           (80,429)           816,679             2,760,328
                                               ---------         ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                            -           (840,000)           (2,625,000)
                                               ---------         -----------          -----------

          Net increase (decrease) in
            cash and cash equivalents           (125,809)           (51,943)               86,464

CASH AND CASH EQUIVALENTS, BEGINNING             144,871            196,814               110,350
                                               ---------         -----------          -----------

CASH AND CASH EQUIVALENTS, ENDING              $  19,062         $  144,871           $   196,814
                                               =========         ===========          ===========


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

         Cash and Cash Equivalents
         -------------------------

               The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1997, cash and cash equivalents include $15,934 invested in Goldman FS Federal Admin.

         Organization Costs
         ------------------

               The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $-0-, $3,375 and $10,240 of amortization of organization costs resulting from the sales of land during the years ended December 31, 1997, 1996 and 1995, respectively. For tax purposes, the Partnership amortized organization costs over five years.


CONTINUED ON NEXT PAGE

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies - (Continued)

          Land
          ----

             Land, held for investment, is stated at the lower of cost or fair value. Land is assessed for impairment when the Partnership believes events or changes in circumstances indicate that its carrying amount may not be recoverable. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.

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


Note 2.   Land

          At December 31, 1997 and 1996, land consisted of the following:

                                                        1997           1996
                                                     ----------     ----------
            2.83 acre parcel, in 1997 and 1996,
             (zoned commercial) in southeast
             Orange County, Florida                  $  331,026     $  322,791
            7 acre parcel, in 1997 and 1996,
             (zoned commercial) in Brevard
             County, Florida                            420,503        420,503
            5.39 acre parcel, in 1997 and 1996,
             (zoned commercial) in Orange
             County, Florida                            698,924        657,942
                                                     ----------     ----------

                                                     $1,450,453     $1,401,236
                                                     ==========     ==========

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.   Investment in Joint Ventures

          The Partnership is a party to two joint ventures, which have investments in land. The Partnership's investment in the joint ventures as of December 31, and its equity in income (losses) of the joint ventures for the years then ended are as follows:

                                                     Condev/
                                                    McCulloch
                                         West 50       Road
                                          Joint       Joint
                                         Venture     Venture       Total
                                       -----------  ----------  -----------
         Investment:
            1997                       $1,533,035    $      -   $1,530,086
            1996                        1,500,919           -    1,500,919
            1995                        1,515,009     400,862    1,915,871

         Equity in income (losses):
            1997                       $      904    $      -   $   (2,046)
            1996                          (19,675)    147,388      127,712
            1995                          (18,802)     (5,145)     (23,947)

          The Partnership owns a 59% interest in West 50 Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose is to acquire and hold a 133 acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of the Joint Venture at December 31, 1997 and 1996 is as follows:

                                                        1997        1996
                                                     ----------  ----------
              Assets
              ------
            Cash                                     $    6,693  $    6,050
            Investment in land                        2,610,375   2,575,294
                                                     ----------  ----------

                                                     $2,617,068  $2,581,344
                                                     ==========  ==========
               Liabilities and Venturers' Capital
               ----------------------------------

            Liabilities                              $   18,703  $   37,413
            Venturers' capital                        2,598,365   2,543,931
                                                     ----------  ----------

                                                     $2,617,068  $2,581,344
                                                     ==========  ==========

          The Joint Venture had revenue of $6,000, $6,300 and $7,950 during the years ended December 31, 1997, 1996 and 1995, respectively, and net income (loss) of $1,532, $(33,348) and $(31,868) respectively.

CONTINUED ON NEXT PAGE

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 3.   Investment in Joint Ventures - (Continued)

          The Partnership owned a 50.1% interest in Condev/McCulloch Road Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose was to acquire and hold a 19 acre parcel of land in Seminole County, Florida for investment purposes. Condev Land Fund II, LTD., an affiliate of the Partnership's general partner, owned the remaining 49.9% interest. The Partnership's investment was carried at its equity in the net underlying assets.

          During the year ended December 31, 1996, the Joint Venture sold its parcel of land and recognized a gain of $300,900. The Joint Venture made a complete distribution to its venturers of $1,100,602, of which the Partnership received $551,402, thereby terminating the Joint Venture.

          Thus, the Joint Venture had no assets, liabilities and venturers' capital at December 31, 1997 and 1996.

          The Joint Venture had revenue of $300,900 and net income of $295,826 during the year ended December 31, 1996. The Joint Venture had no revenue during the year ended December 31, 1995 and the net loss for the year was $10,270.


Note 4.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          ---------------------------------

          Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1997, 1996 or 1995.


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

          The limited partners received distributions of $-0-, $840,000 and $2,625,000 attributable to net cash proceeds from the sales of land during the years ended December 31, 1997, 1996 and 1995, respectively.


Note 5.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1997, 1996 or 1995, as no properties were purchased.


CONTINUED ON NEXT PAGE

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 5.   Related Party Transactions - (Continued)

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the sale of land during 1996, real estate commissions of 5% each were paid to two nonaffiliates. In connection with the two sales of land during 1995, real estate commissions of 5% and 6%, respectively, were paid to nonaffiliates. No real estate commissions were paid in 1997, as no sales occurred.

          The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. There is no balance due on this loan at December 31, 1997 or 1996.

          The general partner earned certain fees for administration and management services provided, pursuant to the Partnership agreement. Such fees amounted to $9,096, $7,740 and $7,740 for each of the years ended December 31, 1997, 1996 and 1995.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Venturers
West 50 Joint Venture
Winter Park, Florida


     We have audited the accompanying balance sheets of West 50 Joint Venture (a Florida Joint Venture) as of December 31, 1997 and 1996, and the related statements of operations, venturers' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 50 Joint Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            OSBURN, HENNING AND COMPANY


Orlando, Florida
January 14, 1998

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                               1997        1996
                                            ----------  ----------
      ASSETS
Cash                                        $    6,693  $    6,050
Land, at cost                                2,610,375   2,575,294
                                            ----------  ----------

                                            $2,617,068  $2,581,344
                                            ==========  ==========

      LIABILITIES AND VENTURERS' CAPITAL

Liabilities
  Accounts payable                          $   17,703  $   37,413
  Deposit on land                                1,000           -
                                            ----------  ----------
                                                18,703      37,413

Venturers' capital                           2,598,365   2,543,931
                                            ----------  ----------

                                            $2,617,068  $2,581,344
                                            ==========  ==========






The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1997, 1996 and 1995


                                         1997          1996           1995
                                        -------     ----------     ----------
Revenue
  Other income                           $6,000      $  6,300       $  7,950
                                         ------      --------       --------

Expenses:
  Real estate taxes                         764        37,413         37,683
  Professional fees                       3,000         1,500          1,700
  Insurance                                 704           435            435
  Office expense                              -           300              -
                                         ------      --------       --------
                                          4,468        39,648         39,818
                                         ------      --------       --------

          Net income (loss)              $1,532      $(33,348)      $(31,868)
                                         ======      ========       ========

The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                       STATEMENTS OF VENTURERS' CAPITAL
                 Years Ended December 31, 1997, 1996 and 1995

                                 Condev Land
                                 Growth Fund       Condev
                                  '86, Ltd.    West 50, Ltd.      Total
                                 -----------   -------------   ----------
Balances at December 31, 1994     $1,510,318      $1,049,545   $2,559,863

  Contributions                       23,493          16,325       39,818

  Net income (loss)                  (18,802)        (13,066)     (31,868)
                                  ----------      ----------   ----------
Balances at December 31, 1995      1,515,009       1,052,804    2,567,813

  Contributions                        5,585           3,881        9,466

  Net income (loss)                  (19,675)        (13,673)     (33,348)
                                  ----------      ----------   ----------
Balances at December 31, 199       1,500,919       1,043,012    2,543,931

  Contributions                       31,212          21,690       52,902

  Net income (loss)                      904             628        1,532
                                  ----------      ----------   ----------
Balances at December 31, 1997     $1,533,035      $1,065,330   $2,598,365
                                  ==========      ==========   ==========

The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995


                                            1997        1996        1995
                                          ---------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $  1,532    $(33,348)   $(31,868)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase (decrease) in:
        Accounts payable                   (19,710)     37,413           -
        Deposit on land                      1,000           -           -
                                          --------    --------    --------
            Net cash provided by (used
              in) operating activities     (17,178)      4,065     (31,868)

CASH FLOWS FROM INVESTING ACTIVITIES
  Land acquisition and related costs       (36,367)    (17,462)          -

CASH FLOWS FROM FINANCING ACTIVITIES
  Capital contributions                     52,902       9,466      41,439
                                          --------    --------    --------

          Net increase (decrease)
            in cash                            643      (3,931)      9,571

Cash, beginning                              6,050       9,981         410
                                          --------    --------    --------
Cash, ending                              $  6,693    $  6,050    $  9,981
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

                            WEST 50 JOINT VENTURE
                          (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS



Note 1.   Summary of Significant Accounting Policies

          Organization/Business Interest
          ------------------------------

               On May 31, 1988, Condev Land Growth Fund '86 (the Fund) and Condev West 50, Ltd. (West 50, Ltd.) ( collectively, the Venturers), both of which are Florida Limited Partnerships in which Condev Associates is the general partner, entered into an agreement to form West 50 Joint Venture (the Joint Venture). The Joint Venture has acquired a 133 acre parcel of land in Lake County, Florida that will be held for investment purposes.

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

          Land
          ----

               Land held for investment, is stated at the lower of cost or fair value. Land is assessed for impairment when the Joint Venture believes that events or changes in circumstances indicate that its carrying amount may not be recoverable. Costs that clearly relate to land development projects are capitalized. Interest costs, real estate taxes and insurance are capitalized while development is in progress. When development is complete, these costs are expensed.


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


Note 2.   Related Party Transactions

          The joint venture agreement permits the general partner of the Venturers or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1997, 1996 or 1995, as no properties were purchased.

          When properties are sold, an affiliate of the general partner of the Venturers may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions plus commissions paid to nonaffiliates are not to exceed 10% of the gross sales price. No real estate commissions were paid in 1997, 1996 or 1995, as no sales occurred.

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


                                   PART III


Item 10.

          Directors and Executive Officers of the Registrant
          --------------------------------------------------

          (a) The Registrant does not have a Board of Directors. Condev Associates, A Florida general partnership consisting of Messrs. Robert
          N. Gardner and Joseph J. Gardner, is the General Partner of the Partnership.

          (b), (c), (d) and (e)

          Robert N. Gardner and Joseph J. Gardners are brothers. The background and experience of the partners of the General Partner are as follows:

          Robert N. Gardner, age 63 has been president, a director and
          -----------------
          shareholder of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of Nations Bank of Central Florida, N.A., and Schroeder-Manatee, Inc.

          Joseph J. Gardner, age 60 has been an officer, a director and
          -----------------
          shareholder of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is a licensed real estate broker.

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

Item 12.

          Security Ownership of Certain Beneficial Owners and Management:
          --------------------------------------------------------------

          (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1997:

                          Name and Address of          Amount & Nature    Percent of
          Title of Class  Beneficial Owner           of Beneficial Owner    Class
          --------------  -------------------        -------------------  ----------
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




          (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1997:

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

Item 13.

          Certain Relationships and Related Transactions
          ----------------------------------------------

          (a), and (b)

          The partnership agreement permits the General Partner or affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1997, 1996 or 1995 as no properties were purchased.

          When properties are sold, an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to non-affiliates, not to exceed 10% of the gross sales price. No real estate commissions were paid to a General Partner affiliate during the years ended December 31, 1997, 1996, or 1995.

          The General Partner is obligated to loan up to $100,000 to the Partnership during its term to make working capital requirements. During the years ended December 31, 1992, and 1991 such loans amounted to $133,263, and $18,000 respectively. From proceeds of the 1993 land sale, these amounts, plus accrued interest at prime plus 1%, were repaid. No loans were made to the Partnership during the years ended December 31, 1997, 1996, or 1995.

          Pursuant to the Partnership agreement, the General Partner earned certain fees for administration and management services provided. Such fees amounted to $9,096, $7,740 and $7,740 for each of the years ended December 31, 1997, 1996 and 1995.

          (c) No management person in indebted to the Registrant.

          (d) Not applicable.

                                    PART IV


Item 14.

          Exhibits, Financial Statement, Schedules, and Reports on Form 8-K:
          -----------------------------------------------------------------

          (a) The following financial statements and supplementary data are included in Part II Item 8:

                                                                            Page
              (1) Condev Land Growth Fund '86, Ltd.
                  --------------------------------

                  Independent Auditor's Report                               10

                  Financial Statements
                    Balance Sheets - December 31, 1997 and 1996              11

                  Statements of Operations - Years ended
                    December 31, 1997, 1996 and 1995                         12

                  Statements of Partners' Capital -
                    Years ended December 31, 1997, 1996 and 1995             13

                  Statements of Cash Flows -
                    Years ended December 31, 1997, 1996 and 1995             14

                  Notes to Financial Statements                           15-20

              (2) West 50 Joint Venture
                  ---------------------

                  Independent Auditor's Report                               10

                  Financial Statements
                    Balance Sheets - December 31, 1997 and 1996              11

                  Statements of Operations - Years ended
                    December 31, 1997, 1996 and 1995                         12

                  Statements of Partners' Capital -
                    Years ended December 31, 1997, 1996 and 1995             13

                  Statements of Cash Flows -
                    Years ended December 31, 1997, 1996 and 1995             14

                  Notes to Financial Statements

              (3) Exhibits included herein:
                    13 - Annual Report to Unit Holders                       26

          (b)     Reports on Form 8-K
                    No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONDEV ASSOCIATES, General Partner


Date:____________________    By: /s/ Robert N. Gardner
                                ----------------------------
                                Robert N. Gardner, Partner

Date:____________________    By: /s/ Joseph J. Gardner
                                ---------------------------
                                Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


/s/ Robert N. Gardner                ___________________________
---------------------------------
Robert N. Gardner, Partner           Date


/s/ Joseph J. Gardner                ___________________________
---------------------------------
Joseph J. Gardner, Partner           Date

Condev Land Growth Fund '86, Ltd.                               February 6, 1998
1997 Annual Report

Dear Limited Partner:

Enclosed is your Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1997. This Schedule is for your use in preparing your 1997 income tax return.

The financial statement, on the reverse side hereof, shows a net loss for the year ended December 31, 1997 of $46,136. This represents the normal costs of operating the partnership and managing the portfolio properties. There were no sales of property during 1997. As of December 31, 1997, the net asset value per unit of limited partner interest was $402.42. The following is a brief description of the status of each of the partnership's four remaining properties:

Curry Ford Road/Chickasaw Trail.  This is a 2.84-acre parcel of commercially
-------------------------------
zoned land located at the southeast corner of this intersection in Orange County. The Partnership has entered into an agreement with AMOCO Oil Company whereby AMOCO will acquire this parcel from the Partnership. AMOCO is in the process of applying for the necessary development permits. The Partnership is simultaneously working with Orange County Department of Transportation to finalize details of access to the property in conjunction with planned intersection improvement.

Woodbury Road/East Colonial Drive.  This parcel consists of 5.39 acres, which is
---------------------------------
the remainder of the original parcel after the sale during 1996. The Partnership has two contracts for sale of the entire remaining land. These contracts have both passed the inspection period and are in the final stages of permitting. Closings are expected in the second quarter of 1998.

NASA Causeway, Titusville.  This is a 7-acre parcel located on State Road 405
-------------------------
across from a new Wal-Mart near Interstate 95 and State Road 50 near Cape Canaveral. The Partnership has contracted with a nationally known retailer of fast food for a 1-acre portion of this tract. The inspection period has passed, and the prospective purchaser is in the final permitting stage. Closing is expected in the second quarter of 1998.

West Hwy 50, Lake County.  This 133-acre property located just West of the
------------------------
Orange/Lake County line is owned by West 50 Joint Venture, in which the Partnership holds a 59% controlling interest. The City of Clermont is in the process of extending sewer and water facilities to the site, and the Partnership is working with the City of Clermont to insure that the new service is adequate to service this property. Grading of the property is expected to begin in the first quarter of 1998. West 50 Joint Venture has arranged a $500,000 line of credit with a commercial bank to finance the necessary improvements in anticipation of future sales. It is felt that these improvements will make the property more attractive to prospective buyers at higher selling prices.

Sincerely yours,

CONDEV ASSOCIATES