Form 10-Q
period 1998-03-03
CONDEV LAND GROWTH FUND 86 LTD
filed 1998-04-20
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998
                       Commission File Number 33-06419-A


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


                               2479 Aloma Avenue
                          Winter Park, Florida 32792
                   (Address of principal executive offices)

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

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX

PART I.  FINANCIAL INFORMATION:

         Statement of Assets, Liabilities and
         Partner's Capital - March 31, 1998
         and December 31, 1997                              1

         Statement of Income & Expense -
         Three Months Ended March 31, 1998
         and March 31, 1997                                 2

         Statement of Cash Flows -
         Three months ended March 31, 1998
         and March 31, 1997                                 3

         Notes to Financial Statements                      4 - 6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations   6 - 7

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings                          8

         Item 6. Exhibits and Reports on Form 8-K           8

Signatures                                                  9

First Quarter 1998 report to Limited Partners              10

                        PART I.  FINANCIAL INFORMATION


                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                 ASSETS
                             --------------
                             March 31, 1998   December 31, 1997
                             --------------   -----------------
                              (Unaudited)            *

Cash & Cash Equivalents       $   12,264          $   19,062
Accounts Receivable                1,682               1,682
Land, at Cost (Note 2)         1,449,438           1,450,453
Investment in Joint
  Venture  (Note 3)            1,530,093           1,533,035
Organization Costs, Net           20,794              20,794
                              ----------          ----------

             Total Assets     $3,014,271          $3,025,026
                              ==========          ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Deposits on land              $    7,100          $    2,100
Accounts Payable                       -               1,242
                              ----------          ----------

    Total Liabilities              7,100               3,342

Partners' Capital -
  General Partner                  3,360               3,505
  Limited Partners             3,003,811           3,018,179
                              ----------          ----------
    Total Partners' Capital   $3,007,171          $3,021,684
                              ----------          ----------
Total Liabilities and
          Partners' Capital   $3,014,271          $3,025,026
                              ==========          ==========

* Condensed from audited financial statements

    The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                  (UNAUDITED)


                              March 31, 1998   March 31, 1997
                              --------------   --------------
INCOME
------

Interest and Other Income           $       43          $     895
                                    ----------          ---------
Total Income                        $       43          $     895
                                    ----------          ---------

OPERATING EXPENSES
------------------

Professional Services                    9,200              9,554

Equity in loss of joint venture          1,475              1,561

Management Fees                          2,124                  0

Other Expense                            1,279                 91

Office Expense                             478              2,440
                                    ----------         ----------

Total Operating Expense             $   14,556         $   13,646
                                    ----------         ----------

Net Income/(Loss)                   $  (14,513)        $  (12,751)
                                    ==========         ==========

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                       March 31, 1998         March 31, 1997
                                                       --------------         --------------
Cash flows from operating activities:
  Net Income (Loss)                                      $  (14,513)           $   (12,751)
    Adjustments to reconcile net loss
    to net cash used for operating activities:
        Equity in loss of Joint Venture, net                  1,475                  1,561
        Gain on land sale                                         0                      0
  Cash used for changes:
         Deposits on land                                     5,000                      -
         Accounts payable                                    (1,242)                     -
         Accounts Receivable                                     (-)                   (63)
  Net cash used in operating activities:                     (9,280)               (11,253)

Cash flows from investing activities:
  Land development costs                                      1,015                (13,856)
  Investment in Joint Venture                                 1,467                (22,715)
  Proceeds from land sale                                         0                      0
                                                         ----------             ----------
Net cash from investing activities:                           2,482                (36,571)
                                                         ----------

Cash flows from financing activities:
  Distributions to partners                                      (0)                    (0)
Net cash used in financing activities:                           (0)                    (0)

Net increase (decrease) in cash                              (6,798)               (47,824)

Cash and cash equivalents at beginning of year               19,062                144,871
                                                         ----------             ----------

Cash and cash equivalents at end of period               $   12,264             $   97,047
                                                         ==========             ==========

    The accompanying notes are an integral part of these financial statements

                                 CONDEV LAND GROWTH FUND '86, LTD.

                                 NOTES TO FINANCIAL STATEMENTS


Note 1         BASIS OF PRESENTATION
               ---------------------

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

Note 2         INVESTMENT IN LAND:
               -------------------

               At March 31, 1998, land consisted of the following:

                     2.83 acre parcel (zoned commercial) in
                           southeast Orange County, Florida   $  330,011(a)
                     7.00 acre parcel (zoned commercial) in
                           Brevard County, Florida               420,503(b)
                     5.39 acre parcel (zoned commercial) in
                           Orange County, Florida                698,924(c)
                                                             -----------
                                                             $ 1,449,438
                                                             ===========

               (a) On June 27, 1997, the Partnership executed an Option contract providing for Amoco Oil Company to acquire this parcel. The Option has been extended to May 4, 1998 upon receipt of an additional non-refundable deposit of $5,000.

               (b) In October, 1997 the Partnership entered into an Agreement with a nationally recognized fast food restaurant franchisee for the sale of approximately 1 acre of this parcel. All required permits have been applied for, and closing is expected to occur on May 14, 1998. In addition, on February 13, 1998 the Partnership contracted with developer of retail centers for the sale of the balance of this parcel. The contract calls for a 180-day inspection period, followed by a 120-day period in which to obtain all required development permits. Subject to extension to allow additional time to obtain permits, closing is scheduled for December, 1998.

               (c) During the third quarter of 1997, the Partnership entered into two contracts for the remaining 5.39 acres at this location. Closing on both transactions is scheduled for May, 1998.

Note 3         INVESTMENT IN JOINT VENTURE:
               ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of March 31, 1998 is as follows:

                                        Assets
                                        ------
               Cash                                            $    9,137
               Investment in land                               2,664,594
                                                               ----------
                                                               $2,673,731
                                                               ==========

                            Liabilities and Venturers' Capital
                            ----------------------------------

                                      Liabilities
                                      -----------

               Mortgage note payable                           $   80,865
               Other liabilities                                    1,000
                                                               ----------

               Total liabilities                                   81,865


                                   Venturers' capital
                                   ------------------

               Venturers' capital                               2,594,366
               Current profit (loss)                               (2,500)
                                                               ----------

               Total Venturers' capital                         2,591,866

               Total liabilities and venturers' capital        $2,673,731
                                                               ==========

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1998.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first three months of 1998 there were no distributions to limited partners as there were no sales of land.


Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1998, $2,124 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first three months of 1998.

               The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. The General Partner has previously advanced $156,048.27 of working capital to the Partnership, which advance was repaid in December, 1993. Since the General Partner has met its obligation to advance funds, it is not required to make further advances.

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

               During the quarter ended March 31, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of March 31, 1998, the Partnership had five contracts for sale of three properties.

               Results of Operations
               ---------------------

               Total revenues for the three months ended March 31, 1998 were $ 43, compared with total revenues of $ 895 for the three months ended March 31, 1997. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses (excluding equity in the losses of the Partnership's joint venture) for the three months ended March 31, 1998 were $13,081, a slight increase from $12,085 for the three months ended March 31, 1997. However, management fees were not accounted for during the 1997 quarter. Such fees totaled $2,124 during the first quarter of 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

               West 50 Joint Venture, in which the Partnership holds a 59% interest, had a loss of $2,500 for the three months ended March 31, 1998 compared with a loss of $2,646 for the three months ended March 31, 1997. However, as discussed under Liquidity and
                                                                  -------------
               Capital Resources and West 50 Joint Venture below, the joint
               -----------------     ---------------------
               venture has borrowed money under a secured line of credit with a commercial bank to pay for engineering, planning and construction expenses related to the extension of water and sewer facilities to the property. Therefore, future results will be impacted by interest charges incurred on outstanding debt. These additional expenses are expected to be offset by higher sales prices for the Joint Venture's land.

               Liquidity and Capital Resources at March 31, 1998
               -------------------------------------------------

               Total assets decreased slightly from $3,025,026 at December 31, 1997 to $3,014,270 at March 31, 1998. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. The Partnership currently holds 5 contracts for sale of portfolio properties, four of which are expected to close during the second quarter of 1998.

               Liquidity remained at a very low level. Cash and equivalents decreased from $19,062 at 1997 year-end to $12,264 at March 31, 1998. As provided in the Partnership Agreement, the general partner intends to add to reserves from the net proceeds of closings anticipated during the second quarter of 1998.

               West 50 Joint Venture
               ---------------------

               The area of Lake County, Florida in which the West 50 Joint Venture's 132.7-acre parcel is located has experienced heightened activity in recent months, with significant new residential development beginning in the immediate area. The City of Clermont has committed to extend sewer and water facilities to one such development which is directly across from the property on the south side of State Road 50. In order to insure that the Joint Venture's property will have adequate sewer and water capacity for future development of its property, the Joint Venture has entered into an agreement with the City of Clermont to upgrade the facilities being installed. The Joint Venture has paid $38,623 to the City of Clermont as its share of the requested upgrades. In addition, the Partnership has engaged an engineer to design the extension of sewer and water utilities on to the site. The Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to pay for the Joint Venture's cost of these improvements. Borrowings under the line of credit will be repaid from future land sales.

                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

         As of March 31, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              First Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended March 31, 1998

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934,
the Registrant              has duly caused this report to be signed on its
behalf by the undersigned.


                              CONDEV LAND GROWTH FUND `86, LTD.
                              BY: Condev Associates, General Partner




April 24, 1998                            /s/ Robert N. Gardner
----------------------                    ----------------------------------
    DATE                                  Robert N. Gardner, Partner



April 24, 1998                            /s/ Joseph J. Gardner
----------------------                    ----------------------------------
    DATE                                  Joseph J. Gardner, Partner

                                                                  April 14, 1998

Condev Land Growth Fund '86, Ltd.
First Quarter 1998

Dear Limited Partner:

The financial statement, on the reverse side hereof, shows a net loss for the
three months ended March 31, 1998 of $      . This represents the normal income
less costs of operating the partnership and managing the portfolio properties. There were no sales of property during the first three months of 1998. As of March 31, 1998, the net asset value per unit of limited partner interest was $400.51. The following is a brief description of the status of each of the partnership's four remaining properties:

Curry Ford Road/Chickasaw Trail. The Option contract providing for Amoco Oil
-------------------------------
Company to acquire this parcel was extended to May 4, 1998 upon receipt of an additional non-refundable deposit of $5,000. The sale is expected to close on May 4 or Amoco will forfeit all deposits made to date.

Woodbury Road/East Colonial Drive. As previously reported, this property is
---------------------------------
currently under contract to two separate purchasers. Both projects are in the final permitting stage, and closings are scheduled for May, 1998.

NASA Causeway, Titusville.  The contract for the sale of approximately 1 acre of
-------------------------
this site with a nationally known fast food restaurant continues to progress towards closing. The current closing date is May 14, 1998, subject to the Buyer obtaining final development permits by that time. In February 1998, the Partnership entered into a contract for the sale of the remaining 6 acres at this location with a shopping center developer who intends to build a retail center on the site. The contract calls for a 180-day inspection period, followed by a 120-day period in which to obtain all required development permits. Subject to extension to allow additional time to obtain permits, closing is currently scheduled for December 1998.

West Hwy 50, Lake County.  During the quarter, the Partnership concluded its
------------------------
negotiations with the City of Clermont to upgrade sewer and water facilities to meet the future development needs of this site, and the improvements are currently underway. This has generated considerable purchaser interest in the site. We are still working with Lake County to agree on a development plan so we can grade the site and sell smaller parcels to the growing number of potential users for land in this location.

Sincerely yours,


CONDEV ASSOCIATES