Form 10-Q
period 1998-06-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1998-07-23
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998
                       Commission File Number 33-06419-A

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

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX


PART I.    FINANCIAL INFORMATION:

           Statement of Assets, Liabilities and
           Partner's Capital - June 30, 1998
           and December 31, 1997                                          1

           Statement of Income & Expense -
           Three Months Ended June 30, 1998
           and June 30, 1997                                              2

           Statement of Income & Expense -
           Six Months Ended June 30, 1998
           and June 30, 1997                                              3

           Statement of Cash Flows -
           Six months ended June 30, 1998
           and June 30, 1997                                              4

           Notes to Financial Statements                                  5 - 7

           Management's Discussion and Analysis
           of Financial Condition and Results of Operations               7 - 9

PART II.   OTHER INFORMATION:

           Item 1.  Legal Proceedings                                     10

           Item 6.  Exhibits and Reports on Form 8-K                      10

Signatures                                                                11

Distribution Report to Limited Partners, June 22, 1998                    12

Second Quarter 1998 report to Limited Partners                            13

                        PART I.  FINANCIAL INFORMATION

                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS
                                --------------

                             June 30, 1998   December 31, 1997
                             -------------   -----------------
                             (Unaudited)                  *

Cash & Cash Equivalents         $   66,185          $   19,062
Accounts Receivable                  1,222               1,682
Land, at Cost (Note 2)             596,517           1,450,453
Investment in Joint
  Venture  (Note 3)              1,529,847           1,533,035
Organization Costs, Net             20,794              20,794
                                ----------          ----------
             Total Assets       $2,214,565          $3,025,026
                                ==========          ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Deposits on land               $        -           $    2,100
Accounts Payable                    1,632                1,242
                               ----------           ----------
    Total Liabilities               1,632                3,342
                               ----------           ----------

Partners' Capital -
  General Partner                   6,442                3,505
  Limited Partners              2,206,491            3,018,179
                               ----------           ----------
    Total Partners' Capital    $2,212,933           $3,021,684
                               ----------           ----------

Total Liabilities and
          Partners' Capital    $2,214,565           $3,025,026
                               ==========           ==========

* Condensed from audited financial statements

    The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)

                             June 30, 1998           June 30, 1997
                             -------------           -------------
INCOME
------
Interest and Other Income             $  3,314             $ 1,413
Net Gain on sale of Land               314,497                   -
                                      --------             -------
Total Income                          $317,811             $ 1,413
                                      --------             -------

OPERATING EXPENSES
------------------

Professional Services                        0                 145
Equity in loss of joint venture           (646)               (380)
Management Fees                          2,124               4,848
Taxes                                    6,185                   0
Other Expense                               16               1,080
Office Expense                           1,870               1,048
                                      --------             -------
Total Operating Expense               $  9,549             $ 6,741
                                      --------             -------
Net Income/(Loss)                     $308,262             $(5,328)

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)

                              June 30, 1998    June 30, 1997
                              -------------    -------------
INCOME
------

Interest and Other Income             $  3,357           $  2,308
Gain on Sale of Land                   314,497                  0
                                      --------           --------
Total Income                          $317,854           $  2,308
                                      --------           --------

OPERATING EXPENSES
------------------
Professional Services                    9,200              9,699
Equity in loss of joint venture            829              1,181
Management Fees                          4,248              4,848
Taxes                                    6,184                  0
Other Expense                            1,295              1,171
Office Expense                           2,349              3,488
                                      --------           --------
Total Operating Expense               $ 24,105           $ 20,387
                                      --------           --------

Net Income/(Loss)                     $293,749           $(18,079)
                                      ========           ========

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                           June 30, 1998   June 30, 1997
                                           --------------  --------------

Cash flows from operating activities:
  Net Income (Loss)                          $   293,749        $(20,635)
    Adjustments to reconcile net loss
    to net cash used for operating
     activities:
        Net Gain on sale of Real Estate         (314,497)              -
        Equity in loss of Joint Venture,
         net                                         829           1,456
        Cash used for changes:
         Deposits on land                         (2,100)              -
         Accounts payable                            390               -
         Accounts Receivable                         460          (1,682)
                                             -----------        --------
  Net cash used in operating activities:         (21,169)        (20,861)
                                             -----------        --------

Cash flows from investing activities:
  Land development costs                           4,982         (33,072)
  Investment in Joint Venture                     (2,359)        (29,443)
  Proceeds from land sale                      1,168,169               0
                                             -----------        --------
Net cash from investing activities:            1,170,792         (62,515)
                                             -----------        --------

Cash flows from financing activities:
  Distributions to partners                   (1,102,500)             (0)
Net cash used in financing activities:        (1,102,500)             (0)

Net increase (decrease) in cash                   47,123         (83,376)

Cash and cash equivalents at beginning
 of year                                          19,062         144,871
                                             -----------        --------

Cash and cash equivalents at end of
 period                                      $    66,185        $ 61,495
                                             ===========        ========

    The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 1         BASIS OF PRESENTATION
               ---------------------

               The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Growth Fund '86, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented. For a full description of accounting policies, see notes to financial statements in the 1997 annual report on Form 10-K.

Note 2         INVESTMENT IN LAND:
               -------------------

               At June 30, 1998, land and related assets consisted of the following:

                         Sewer capacity for land in southeast
                         Orange County, Florida                    $ 22,718(a)
                    6.00 acre parcel (zoned commercial) in
                         Brevard County, Florida                    300,912(b)
                    1.00 acre parcel (zoned commercial) in
                         Orange County, Florida                    $272,580(c)
                                                                   --------
                                                                   $596,210
                                                                   ========

               (a) On June 27, 1997, the Partnership executed an Option contract providing for Amoco Oil Company to acquire this parcel. The sale was concluded on May 4, 1998. The gross sales price was $475,000. After expenses, the Partnership netted $411,133 on the transaction. The Partnership paid $247,250 for this parcel in July, 1987. The remaining value represents prepaid sewer capacity for the site. This capacity may either be returned to Orange County at the Partnership's original cost or sold to another party. We have a commitment to sell this capacity to the buyer of part of the Woodbury Road parcel. See note (c) below.

               (b) In October, 1997 the Partnership entered into an Agreement with a nationally recognized fast food restaurant franchisee for the sale of approximately 1 acre of this parcel. The transaction was closed on June 15, 1998. The sale price was $310,000, and net proceeds to the Partnership were $272,197. The remaining 6 acres at this location remain under contract with a shopping center developer who intends to build a retail center on the site. The inspection period provided by the contract expires in August, with closing to follow in not more than 120 days.

               (c) During the third quarter of 1997, the Partnership entered into two contracts for sale of the remaining 5.39 acres at this location. Closing on approximately 4.4 acres was concluded on April 30, 1998 for $550,000. After closing costs, the net proceeds to the Partnership were $486,830. The remaining 1-acre parcel remains under contract and is expected to close on or before July 31, 1998. The buyer has made a non-refundable $25,000 deposit on the contract.


Note 3         INVESTMENT IN JOINT VENTURE:
               ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of June 30, 1998 is as follows:

                                          Assets
                                          ------
               Cash                                                  $    2,408
               Investment in land                                     2,671,800
                                                                     ----------
                                                                     $2,674,208
                                                                     ==========

                             Liabilities and Venturers' Capital
                             ----------------------------------

                                        Liabilities
                                        -----------

               Mortgage note payable                                 $   80,247
               Other liabilities                                          1,000
                                                                     ----------
               Total liabilities                                         81,247

                                    Venturers' capital
                                    ------------------

               Venturers' capital                                     2,594,366
               Current profit (loss)                                     (1,405)
                                                                     ----------
               Total Venturers' capital                               2,592,961

               Total liabilities and venturers' capital              $2,674,208
                                                                     ==========

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1998.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first six months of 1998 there were no distributions to limited partners as there were no sales of land.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1998, $5,262 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first six months of 1998.

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

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

               During the quarter ended June 30, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. Three sales were concluded during the second quarter, and two additional contracts for sale are pending.

               Sale of Properties
               ------------------

               Three sales of property were concluded during the second quarter of 1998. These sales are summarized as follows:

               Curry Ford Road/Chickasaw Trail. On May 4, 1998, this property was sold to Amoco Oil Company for $475,000. After expenses, which included $47,500 in real estate commissions paid to non-affiliated real settee brokers, net proceeds were $411,133.

               Woodbury Road/East Colonial Drive. On April 30, 1998, approximately 4.4 acres of the remaining 5.4 acres at this location were sold to ESA 1546, Inc., an affiliate of Extended Stay America. The selling price was $550,000. The closing proceeds were placed in escrow pending resolution of cross-access and utility easements relating to development of the parcel. These matters were finalized on June 12, 1998, and the selling proceeds were released to the Partnership. After expenses of the sale, which included $55,000 in real estate commissions paid to non-affiliated real estate brokers, net proceeds were $486,830.

               NASA Causeway, Titusville. On June 15, 1998, the Partnership concluded the sale of approximately 1 acre of this 7-acre site to Orlando Restaurants Real Estate Joint Venture for $310,000. After expenses of $37,803, which included $31,000 paid to non-affiliated real estate brokers, the Partnership realized $272,197 from the sale.

               The net proceeds realized by the Partnership from these three sales were $1,170,160, which includes $1,991 in interest earned on the escrow deposit relating to the Woodbury Road transaction. A total of $1,102,500 was distributed to limited partners on June 22, 1998. In accordance with the terms of the Partnership Agreement, the balance was added to Partnership reserves to provide for anticipated future costs of the Partnership.

               Results of Operations
               ---------------------

               Total revenues for the six months ended June 30, 1998 were $317,854, compared with total revenues of $2,308 for the six months ended June 30, 1997. As detailed under Sale of Properties
                                                             ------------------
               above, the 1998 figures include a net gain on the sale of Land in the amount of $314,497. Operating expenses (excluding equity in the losses of the Partnership's joint venture) for the six months ended June 30, 1998 were $23,276, an increase from $19,206 for the six months ended June 30, 1997. The reason for the increase was real estate taxes in the amount of $6,184 in the 1998 period which were charged upon the sale of property rather than at he end of the year when they are normally paid. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

               West 50 Joint Venture, in which the Partnership holds a 59% interest, had a loss of $1,404 for the six months ended June 30, 1998 compared with a loss of $2,002 for the six months ended June 30, 1997. As discussed under Liquidity and Capital Resources and
                                            -------------------------------
               West 50 Joint Venture below, the joint venture has borrowed money
               ---------------------
               under a secured line of credit with a commercial bank to pay for engineering, planning and construction expenses related to the extension of water and sewer facilities to the property. Therefore, future results will be impacted by interest charges incurred on outstanding debt. These additional expenses are expected to be offset by higher sales prices for the Joint Venture's land.

               Liquidity and Capital Resources at June 30, 1998
               ------------------------------------------------

               Total assets decreased from $3,025,026 at December 31, 1997 to $2,214,565 at June 30, 1998. This reflects the sale of three properties during the period less distributions to limited partners and the net results of operations for the six month period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. The Partnership currently holds two contracts for sale of portfolio properties, which are expected to close during the second half of 1998.

               Liquidity was restored to a level which the general partner believes to be adequate by adding to reserves from property sales. Cash and equivalents increased from $19,062 at 1997 year-end to $66,185 at June 30, 1998. As provided in the Partnership Agreement, the general partner may add to reserves from the net proceeds of closings anticipated during the second half of 1998.

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

                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

               As of June 30, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits:

              Distribution Report to Limited Partners, June 22, 1998

              Second Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K:

              There were no reports of Form 8-K for the period ended June 30,
              1998

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                              CONDEV LAND GROWTH FUND `86, LTD.
                              BY: Condev Associates, General Partner




July 23, 1998                  /s/ Robert N. Gardner
----------------------         ----------------------------------
      DATE                     Robert N. Gardner, Partner


July 23, 1998                  /s/ Joseph J. Gardner
----------------------         ----------------------------------
      DATE                     Joseph J. Gardner, Partner

                                                                   June 22, 1998
Condev Land Growth Fund `86, Ltd.
Distribution Report

Dear Limited Partner

     Enclosed is a distribution check representing your pro rata share of the net proceeds relating to three recent sales of property by the Partnership. If
                                                                            --
your investment is held by a custodian, enclosed is a copy of the distribution
------------------------------------------------------------------------------
check which was sent to the custodian.
--------------------------------------

     As reported in the April 14, 1998 First Quarter Report, four property sales were scheduled to close in May. As summarized below, three of these sales have been concluded; the fourth has been rescheduled to July 31, 1998.

     Curry Ford Road/Chickasaw Trail. On May 4, 1998, this property was sold to
     -------------------------------
Amoco Oil Company for $475,000. After expenses, which included $47,500 in real estate commissions paid to non-affiliated real estate brokers, net proceeds were $411,133. The Partnership paid $247,250 for this parcel in July, 1987.

     Woodbury Road/East Colonial Drive. On April 30, 1998, approximately 4.4
     ---------------------------------
acres of the remaining 5.4 acres were sold to ESA 1546, Inc., an affiliate of Extended Stay America. ESA is a nationwide developer and operator of extended stay motels. The selling price was $550,000, or approximately $2.87 per square foot. The closing proceeds were placed in escrow pending resolution of cross-access and utility easements relating to development of the parcel. These matters were finalized on June 12, 1998. After expenses of the sale, which included $55,000 in real estate commissions paid to non-affiliated real estate brokers, net proceeds were $486,830. The remaining 1-acre parcel remains under contract. Closing has been extended to not later than July 31, 11998 to allow the buyer sufficient time to obtain the necessary development permits. The buyer has made a non-refundable $25,000 deposit on the contract.

     NASA Causeway, Titusville. On June 15, 1998, the Partnership concluded the
     -------------------------
sale of approximately 1 acre of this 7-acre site to Orlando Restaurants Real Estate Joint Venture for $310,000 or approximately $7.38 per square foot. The buyer intends to develop a Burger King restaurant on the site.. After expenses of $37,803, which included $31,000 paid to non-affiliated real estate brokers, the Partnership realized $272,197 from the sale. The Partnership paid $400,000 for the entire 7-acre parcel in June, 1988. The remaining 6 acres are still under contract with a nationwide developer of retail shopping centers, who continues to evaluate the site and attract tenants. It is felt that the new Burger King will increase the likelihood of successfully concluding this sale, which is scheduled to close in December 1998.

     The net proceeds realized by the Partnership from these three sales were $1,170,160. A total of $1,102,500 is being distributed to limited partners at this time. In accordance with the terms of the Partnership Agreement, the balance is being added to Partnership reserves to provide for anticipated future costs of the Partnership. This entire distribution is being treated as a return of capital as required by the Partnership Agreement. However, this distribution includes the return of allocated real estate taxes and organization costs paid by the Partnership in prior years and deducted as expenses for income tax purposes. Therefore, your K-1 (Form 1065) for 1998 will include a capital gain of approximately $42.25 per unit relating to these three sales.

Sincerely yours,

Condev Associates
General Partner

                                                                   July 14, 1998

Condev Land Growth Fund '86, Ltd.
Second Quarter 1998

Dear Limited Partner:

The financial statement, on the reverse side hereof, shows a net profit for the six months ended June 30, 1998 of $293,749. This includes a net gain on the sale of real estate in the amount of $314,497. Detailed information on the three sales which were concluded during the quarter were included in the June 22, 1998 Distribution Report. Distributions to limited partners totaled $1,102,500 or $147 per unit during the quarter. As of June 30, 1998, the net asset value per unit of limited partner interest was $294.20. The following is a summary of the activity relating to the Partnership's properties:

Curry Ford Road/Chickasaw Trail. The sale of this parcel to Amoco Oil Company
-------------------------------
was concluded on May 4, 1998. The gross sales price was $475,000. After expenses, the Partnership netted $411,133 on the transaction. The Partnership paid $247,250 for this parcel in July, 1987.

Woodbury Road/East Colonial Drive. The sale of part of this property to an
---------------------------------
affiliate of Extended Stay America was concluded on April 30, 1998 for $550,000. After closing costs, the net proceeds to the Partnership were $486,830. The remaining 1-acre parcel remains under contract and is expected to close later this month.

NASA Causeway, Titusville.  The sale of approximately 1 acre of this site was
-------------------------
concluded on June 15, 1998 with Orlando Restaurants Real Estate Joint Venture. The sale price was $310,000, and net proceeds to the Partnership were $272,197. The remaining 6 acres at this location remain under contract with a shopping center developer who intends to build a retail center on the site. The inspection period provided by the contract expires in August, with closing to followed in not more than 120 days.

West Hwy 50, Lake County.  During the quarter, work on extending utilities to
------------------------
this site by the City of Clermont continued, with completion expected later this month. This has generated considerable purchaser interest in the site. We are revising our development plan in accordance with recommendations from Lake County so that we can grade the site and sell smaller parcels to the growing number of potential users for land in this location.


Sincerely yours,

CONDEV ASSOCIATES