Form 10-Q
period 1998-09-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1998-10-22
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998
                       Commission File Number 33-06419-A

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
                                       ------     -----

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX

PART I.    FINANCIAL INFORMATION:
           Statement of Assets, Liabilities and
           Partner's Capital - September 30, 1998
           and December 31, 1997                                      1

           Statement of Income & Expense -
           Three Months Ended September 30, 1998
           and September 30, 1997                                     2

           Statement of Income & Expense -
           Nine Months Ended September 30, 1998
           and September 30, 1997                                     3

           Statement of Cash Flows -
           Nine months ended September 30, 1998
           and September 30, 1997                                     4

           Notes to Financial Statements                              5 - 7

           Management's Discussion and Analysis
           of Financial Condition and Results of Operations           7 - 9


PART II.   OTHER INFORMATION:

           Item 1.     Legal Proceedings                              10

           Item 6      Exhibits and Reports on Form 8-K               10

Signatures                                                            11

Distribution Report to Limited Partners, September 4, 1998            12

Third Quarter 1998 report to Limited Partners                         13

                        PART I.  FINANCIAL INFORMATION


                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                   ASSETS
                             -------------------

                             September 30, 1998   December 31, 1997
                             ------------------   -----------------
                                 (Unaudited)              *

Cash & Cash Equivalents           $   59,728          $   19,062
Accounts Receivable                    1,222               1,682
Land, at Cost (Note 2)               312,820           1,450,453
Investment in Joint
  Venture  (Note 3)                1,530,290           1,533,035
Organization Costs, Net               20,794              20,794
                                  ----------          ----------

             Total Assets         $1,924,854          $3,025,026
                                  ==========          ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Deposits on land                  $        -          $    2,100
Accounts Payable                           -               1,242
                                  ----------          ----------

    Total Liabilities                      -               3,342
                                  ----------          ----------

Partners' Capital -
  General Partner                      6,712               3,505
  Limited Partners                 1,918,142           3,018,179
                                  ----------          ----------

    Total Partners' Capital       $1,924,854          $3,021,684
                                  ----------          ----------

Total Liabilities and
          Partners' Capital       $1,924,854          $3,025,026
                                  ==========          ==========

* Condensed from audited financial statements

    The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)


                               September 30, 1998    September 30, 1997
                               ------------------    ------------------
INCOME
------

Interest and Other Income           $      775          $     919

Net Gain on sale of Land                33,171                  -
                                    ----------          ---------

Total Income                        $   33,946          $     919
                                    ----------          ---------


OPERATING EXPENSES
------------------

Equity in loss of joint venture    (       443)               275

Management Fees                          2,124              2,124

Taxes                                    2,534                  0

Other Expense                              851                 20

Office Expense                           1,959              1,056
                                    ----------         ----------

Total Operating Expense             $    7,025         $    3,475
                                    ----------         ----------

Net Income/(Loss)                   $   26,921        ($    2,556)
                                    ==========         ==========

The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                               September 30, 1998   September 30, 1997
                               ------------------   ------------------


INCOME
------

Interest and Other Income           $    4,132          $   3,227

Gain on Sale of Land                   347,668                  0
                                    ----------          ---------

Total Income                        $  351,800          $   3,227
                                    ----------          ---------

OPERATING EXPENSES
------------------

Professional Services                    9,200              9,699

Equity in loss of joint venture            386              1,456

Management Fees                          6,372              6,972

Taxes                                    8,718                  0

Other Expense                            2,146              1,191

Office Expense                           4,308              4,544
                                    ----------         ----------

Total Operating Expense             $   31,130         $   23,862
                                    ----------         ----------

Net Income/(Loss)                   $  320,670        ($   20,635)
                                    ==========         ==========

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                         Sept. 30, 1998   Sept. 30, 1997
                                         ---------------  ---------------

Cash flows from operating activities:
  Net Income (Loss)                        $    320,670     ($    20,635)
    Adjustments to reconcile net loss
    to net cash used for operating
     activities:
        Net Gain on sale of Real Estate   (     347,668)               -
        Equity in loss of Joint
         Venture, net                               386            1,456
        Cash used for changes:
         Deposits on land                 (       2,100)               -
         Accounts payable                 (       1,242)               -
         Accounts Receivable                        460     (      1,682)
                                           ------------      -----------
  Net cash used in operating
   activities:                            (      29,494)    (     20,861)
                                           ------------      -----------
Cash flows from investing activities:
  Land development costs                          5,830     (     33,072)
  Investment in Joint Venture             (       2,359)    (     29,443)
  Proceeds from land sale                     1,484,189                0
                                           ------------      -----------
Net cash from investing activities:           1,487,660     (     62,515)
                                           ------------      -----------

Cash flows from financing activities:
  Distributions to partners               (   1,417,500)    (          0)
                                           ------------      -----------
Net cash used in financing activities:    (   1,417,500)    (          0)
                                           ------------      -----------

Net increase (decrease) in cash                  40,666     (     83,376)

Cash and cash equivalents at beginning
 of year                                         19,062          144,871
                                           ------------      -----------

Cash and cash equivalents at end of
 period                                    $     59,728      $    61,495
                                           ============      ===========

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

Note 2         INVESTMENT IN LAND:
               -------------------

               At September 30, 1998, land and related assets consisted of the following:

                         Sewer capacity for land in
                         southeast Orange County, Florida   $    6,078(a)
                    6.00 acre parcel (zoned commercial) in
                         Brevard County, Florida               306,742(b)
                    1.00 acre parcel (zoned commercial) in
                         Orange County, Florida                      0(c)
                                                            ----------
                                                            $  312,820
                                                            ==========

               (a) This represents the cost of prepaid sewer capacity for a site sold to Amoco Oil Company during the second quarter, less that portion sold to another user (see note (c) below). The remaining 3.799 ERU's are being sold back to Orange County for the original cost of $1,600 per ERU.

               (b) On June 15, 1998, the Partnership sold one acre of this parcel to a nationally recognized fast food restaurant franchisee. The contract on the remaining six acres at this location was allowed to expire when the contract holder was unable to attract an anchor tenant for its project. This property was immediately placed under another contract with a different developer. Terms of the contract, signed October 10, 1998, include an inspection period of up to 180 days, with appropriate performance standards, and a closing following issuance of required development permits.

               (c) During the third quarter of 1997, the Partnership entered into two contracts for sale of the remaining 5.39 acres at this location. Closing on approximately 4.4 acres was concluded on April 30, 1998. Sale of the remaining 1-acre parcel was concluded on August 26, 1998 with an effective date of July 31, 1998. The buyer was Pebbles Restaurants Properties, Ltd., who intends to construct and operate a 5 & Diner Restaurant on the site. In addition the Partnership sold part of the sewer capacity which was reserved for the Curry Ford/Chickasaw Trail site but not purchased by Amoco Oil Company in a previous transaction.

Note 3         INVESTMENT IN JOINT VENTURE:
               ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of bringing sewer and water utilities to the site and preliminary engineering and development activities with the intent of bringing the property closer to a marketable state. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of September 30, 1998 is as follows:


                                        Assets
                                        ------

               Cash                                                  $     5,038
               Investment in land                                      2,684,538
                                                                     -----------
                                                                     $ 2,689,576
                                                                     ===========

                           Liabilities and Venturers' Capital
                           ----------------------------------

                                     Liabilities
                                     -----------

               Mortgage note payable                                 $   95,865
               Other liabilities                                              -
                                                                     ----------
               Total liabilities                                         95,865
                                                                     ----------


                                 Venturers' Capital
                                 ------------------

               Venturers' capital                                     2,594,366
               Current profit (loss)                                (       655)
                                                                     ----------

               Total Venturers' capital                               2,593,711
                                                                     ----------

               Total liabilities and venturers' capital              $2,689,576
                                                                     ==========


Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1998.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the third quarter of 1998, a total of $315,000 was distributed to limited partners. For the first nine months of 1998 a total of $1,417,500 was distributed to limited partners.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1998, $3,106 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first nine months of 1998.

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

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

               During the quarter ended September 30, 1998, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. One sale was concluded during the third quarter, and one additional contract for sale is pending.

               Sale of Properties
               ------------------

               The delayed closing of the remaining one-acre parcel at the Woodbury Road location occurred on August 26, 1998, with an effective date of July 31, 1998. The buyer was Pebbles Restaurants Properties, Ltd., who intends to construct and operate a 5 & Diner Restaurant on the site. The sales price was $350,000. In addition, the Partnership sold part of the sewer capacity which was reserved for the Curry Ford/Chickasaw Trail site but not purchased by Amoco Oil Company in a previous transaction. Total gross proceeds of the transaction were $370,800. After expenses of the sale, which included $35,000 in real estate brokerage commissions paid to non-affiliated brokers, net proceeds were $342,970. A total of $315,000 was distributed to Limited Partners on September 4, 1998. In accordance with the terms of the Partnership Agreement, the balance was added to Partnership reserves.

               This sale represents the final sale of the Woodbury Road parcel.


               Offer to Purchase Units. In September, LP Investors, LLC, an
               -----------------------
               investment company based in Atlanta, Georgia, exercised their rights as a limited partner and requested a list of all beneficial owners and the number of units owned by each. As required by the Partnership Agreement, this information was provided. LP Investors paid a fee of $100 to the Partnership in reimbursement of the Partnership's costs associated with providing the list. LP Investors subsequently wrote to each beneficial owner offering to purchase their units for $103.75 per unit, less the $25 transfer fee charged by the Partnership. As of September 30, 1998, there have been no transfers as a result of this offer. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with this offer.

               Results of Operations
               ---------------------

               Total revenues for the nine months ended September 30, 1998 were $351,800, compared with total revenues of $3,227 for the nine months ended September 30, 1997. The 1998 figures include a net gain on the sale of Land in the amount of $347,668. Operating expenses (excluding equity in the losses of the Partnership's joint venture) for the nine months ended September 30, 1998 were $31,130, an increase from $23,862 for the nine months ended September 30, 1997. The primary reason for the increase was real estate taxes in the amount of $8,718 in the 1998 period which were charged upon the sale of property rather than at he end of the year when they are normally paid. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

               West 50 Joint Venture, in which the Partnership holds a 59% interest, had a loss of $655 for the nine months ended September 30, 1998 compared with a loss of $2,468 for the nine months ended September 30, 1997. As discussed under Liquidity and Capital
                                                      ---------------------
               Resources and West 50 Joint Venture below, the joint venture has
               ---------     ---------------------
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

               Liquidity and Capital Resources at September 30, 1998
               -----------------------------------------------------

               Total assets decreased from $3,025,026 at December 31, 1997 to $1,924,854 at September 30, 1998. This reflects the sale of four properties during the period less distributions to limited partners and the net results of operations for the nine month period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. The Partnership currently holds one contract for sale of portfolio properties, which is expected to close during the first half of 1999.

               Liquidity has been restored to a level which the general partner believes to be adequate by adding to reserves from property sales. Cash and equivalents increased from $19,062 at 1997 year-end to $59,728 at September 30, 1998. As provided in the Partnership Agreement, the general partner may add to reserves from the net proceeds of closings as they occur.

               West 50 Joint Venture
               ---------------------

               The area of Lake County, Florida in which the West 50 Joint Venture's 132.7-acre parcel is located has experienced heightened activity in recent months, with significant new residential development beginning in the immediate area. The City of Clermont has committed to extend sewer and water facilities to one such development which is directly across from the property on the south side of State Road 50. In order to insure that the Joint Venture's property has adequate sewer and water capacity for future development of its property, the Joint Venture entered into an agreement with the City of Clermont to upgrade the facilities installed. The Joint Venture has paid $38,623 to the City of Clermont as its share of the upgrades, which have been completed. In addition, the Partnership has engaged an engineer to design a master site plan for the site to permit future division of the property into more useable parcels for potential users. This plan is currently under review by Lake County. The Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to pay for the Joint Venture's cost of these improvements. Borrowings under the line of credit will be repaid from future land sales.

                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

             As of September 30, 1998, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits:

              Distribution Report to Limited Partners, September 4, 1998

              Third Quarter 1998 Report to Limited Partners

         (B)  Reports on Form 8-K:

              There were no reports of Form 8-K for the period ended September 30, 1998

                           CONDEV LAND FUND II, LTD.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                       CONDEV LAND GROWTH FUND `86, LTD.
                       BY: Condev Associates, General Partner




 October 22, 1998             /s/ Robert N. Gardner
-------------------          ----------------------------------
      DATE                    Robert N. Gardner, Partner



 October 22, 1998             /s/ Joseph J. Gardner
-------------------          ----------------------------------
      DATE                    Joseph J. Gardner, Partner

                                                               September 4, 1998

Condev Land Growth Fund '86, Ltd.
Distribution Report

Dear Limited Partner:

     Enclosed is a distribution check representing your pro rata share of the net proceeds relating to a recent sale of property by the Partnership. If your
                                                                       -------
investment is held by a custodian, enclosed is a copy of the distribution check
-------------------------------------------------------------------------------
which was sent to the custodian.
--------------------------------

     The delayed closing of the remaining one-acre parcel at the Woodbury Road location occurred on August 26, 1998, with an effective date of July 31, 1998. The buyer was Pebbles Restaurants Properties, Ltd., who intends to construct and operate a 5 & Diner Restaurant on the site. The sales price was $350,000. In addition, the Partnership sold part of the sewer capacity which was reserved for the Curry Ford/Chickasaw Trail site but not purchased by Amoco in a previous transaction. Total gross proceeds of the transaction were $370,800. After expenses of the sale, which included $35,000 in real estate brokerage commissions paid to non-affiliated brokers, net proceeds were $342,970. A total of $315,000 is being distributed to Limited Partners at this time. In accordance with the terms of the Partnership Agreement, the balance is being added to Partnership reserves.

     This sale represents the final sale of the Woodbury Road parcel.

     The Partnership has two remaining parcels of land in its portfolio. The status of these assets will be reviewed in the quarterly report due out in the middle of October.

Sincerely yours,


CONDEV ASSOCIATES
General Partner

                                                                October 15, 1998

Condev Land Growth Fund '86, Ltd.
Third Quarter 1998

Dear Limited Partner:

The financial statement, on the reverse side hereof, shows a net profit for the nine months ended September 30, 1998 of $320,670. This includes a net gain on the sale of real estate in the amount of $347,668. Detailed information on the sale, which was concluded during the quarter, was included in the September 4, 1998 Distribution Report. Distributions to limited partners totaled $315,000 or $42 per unit during the quarter. For the year to date, the Partnership has had four sales and has distributed a total of $1,417,500. As of September 30, 1998, the net asset value per unit of limited partner interest was $255.75. As of September 30, 1998, the Partnership owned or had an interest in two remaining properties:

NASA Causeway, Titusville.  As previously reported, the sale of approximately
-------------------------
one acre of this site was concluded on June 15, 1998. The contract on the remaining six acres at this location was allowed to expire when the contract holder was unable to attract an anchor tenant for its project. This property was immediately placed under another contract with a different developer. Terms of the contract, signed on October 10, 1998, include an inspection period of up to 180 days, with appropriate performance standards, and a closing following issuance of required development permits.

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

Many of the Limited Partners have called with questions regarding the recent tender offer for their units made by LP Investors, LLC. Please be advised that neither Condev nor any of its officers, employees or affiliates is in any way connected with this offer. The decision on whether or not to sell is entirely up to each limited partner. We will be pleased to answer any questions you may have regarding this offer or any other matters relating to the Partnership.


Sincerely yours,



CONDEV ASSOCIATES