Form 10-K
period 1998-12-31
CONDEV LAND GROWTH FUND 86 LTD
filed 1999-02-25
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                        Commission File Number
December 31, 1998                                     #33-06419-A

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

                                Not Applicable
                                --------------

                       CONDEV LAND GROWTH FUND '86, LTD.

                               Table of Contents

                                                                                         Page No.
                                                             --------
Part I
   Item 1.    Business                                                                          1
   Item 2.    Properties                                                                        2
   Item 3.    Legal Proceedings                                                                 4
   Item 4.    Submission of Matters to a Vote of Security Holders                               4

Part II
   Item 5.    Market for Registrant's Common Equity and Related Security Holder Matters         5
   Item 6.    Selected Financial Data                                                           5
   Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             5
   Item 8.    Financial Statements and Supplementary Data                                       8
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                             27

Part III
   Item 10.  Directors and Executive Officers of the Registrant                                27
   Item 11.  Executive Compensation                                                            27
   Item 12.  Security Ownership of Certain Beneficial Owners and Management                    28
   Item 13.  Certain Relationships and Related Transactions                                    28

Part IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  30

Signatures                                                                                     31

Annual Report to Limited Partners                                                              32

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

         The Partnership has purchased nine properties to be held for investment in the Central Florida area. The Partnership purchased the last parcel on February 6, 1989. Refer to Item 2. Properties, for full details. Properties are sold as market conditions and demand permit. As of December 31, 1998, the Partnership had sold all of 7 parcels and part of another parcel. As of the same date, the Partnership had an interest in 2 remaining parcels of land.

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

         Properties are marketed through a combination of direct advertising, including "For Sale" signs located on each property, constant contact with the local, national and international brokerage communities, and direct contact with potential purchasers. Extensive marketing materials and relevant development information is maintained and updated for use by potential buyers.

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

Item 2.

         Properties:
         ----------

         Since its inception, the Partnership has acquired nine properties for investment in the Central Florida Area. Seven of these properties and a portion of one additional property have been sold. As of December 31, 1998, the Partnership owned or had an investment in two remaining properties.

         The following is a summary of all parcels acquired by the Partnership:

         Parcel 1:
         --------

         The Partnership purchased a 1.79-acre commercial parcel of vacant land in St. Cloud, Florida on November 30, 1987 at a price of $328,100 plus acquisition costs of $40,741. On the same date it sold this parcel to Barnett Bank of Central Florida, N.A. for $476,454.

         Parcel 2:
         --------

         This 2.83-acre parcel of vacant land located at the southeast corner of Curry Ford Road and Chickasaw Trail in southeast Orange County, Florida was purchased in July, 1987 for $247,250. In addition to the land purchase price, necessary sewer capacity was acquired and a sewer lift station was built in conjunction with neighboring properties. In May, 1998 this parcel was sold to Amoco Oil Company for a gross sales price of $475,000. After expenses, the Partnership netted $411,133 on the transaction.

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

         Parcel 4:
         --------

         In February, 1988, the Partnership acquired a 6.6 acre parcel of vacant land located at the southwest corner of State Road 50 and Woodbury Road in East Orange County for $719,535.

         On July 26, 1996, the Partnership sold approximately 1-acre of land on the northeast corner of this parcel. The selling price for the 1-acre site was $360,000 or $8.00 per square foot. After expenses of the sale, the Partnership realized net cash proceeds of $284,244.

         On April 30, 1998, the Partnership sold approximately 4.6 acres of this site to Extended Stay America for $550,000. After closing costs, the net proceeds to the Partnership were $486,830.

         On August 26, 1998, the remaining one acre site within this parcel was sold to Pebbles Restaurant Properties for $350,000. In addition, the Partnership sold part of the sewer capacity which was reserved for Parcel 2 for $20,000. After sales expenses, the Partnership realized $342,970 on the sale.

         In summary, the three sales relating to this parcel produced gross sales proceeds of $1,280,000 and net proceeds of $1,114,044.

         Parcel 5:
         --------

         In March, 1988, the Partnership acquired a 33.5-acre parcel of vacant land located on the south side of State Road 50 in East Orange County for $1,200,000. This site is approximately 1/4 mile east of Alafaya Trail.

         On December 2, 1993, the Partnership sold approximately 15 acres of this parcel to Cricket Club Affordable Housing Partners, L.P. for a gross price of $1,068,750. After costs of the sale, the Partnership received net sales proceeds of $988,977.38.

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

         The sale of approximately one acre of this site was concluded on June 15, 1998 with Orlando Restaurants Real Estate Joint Venture. The sale price was $310,000, and the net proceeds to the Partnership were $272,197.

                  Date of Purchase:                       June 10, 1988
                  Purchase price:                         $  400,000
                  Additional Capitalized Costs:           $   20,503
                  Less: One acre sale                     $ (111,646)
                  Balance:                                $  308,857

         In February, 1998, the Partnership entered into a sales contract providing for the sale of the balance of this property to a nationally recognized developer of retail shopping centers. This contract was terminated by the Buyer in October and the property was immediately placed under contract with a different developer. Terms of the new contract include an inspection period of up to 180 days, and closing following issuance of the required development permits.

         In November, 1998, the general partner received notification from St. Johns River Water Management District that this property contains some jurisdictional wetlands, and that the area in question had been disturbed when the property was cleared of underbrush as part of the normal maintenance routine. The general partner engaged an environmental consultant to assist in resolving the matter. The area in question was flagged and surveyed, and it was determined that approximately 1.3 acres of the site are in fact jurisdictional wetlands. The General Partner is in the process of working with the Water Management District to mitigate the wetlands so the entire site will be useable by the prospective buyer. The ultimate cost of such mitigation and fines, if any, is unknown at this time, but it is not expected to be material in relation to the total value of the parcel.

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

                  Date of Purchase:                       June 1, 1988
                  Total Purchase Price:                     $2,518,010
                  Additional Capitalized Costs:             $   79,212
                  Partnership Share (59% Interest):         $1,532,361

         During 1998, the City of Clermont extended water service to the site and sewer service to a point directly opposite the site on SR 50. The Joint Venture paid $38,623 to the City of Clermont to pay for upgrades in the sewer capacity to insure that the Partnership's property would be adequately served in the future. In December the General Partner received preliminary site plan approval from Lake County, along with an 18-month mining exemption for the site. This will enable the General Partner to proceed with initial development of the parcel to make it more attractive to potential users. In addition to funds generated from sale of excess fill from the site, West 50 Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to finance the necessary improvements if it is determined to be in the best interests of the Partnership to complete these improvements. In the interim, the property is being actively marketed to developers of industrial properties who might have an interest in acquiring the entire site. This would have a negative impact on the gross proceeds anticipated if the property is subdivided, but the advantages include the elimination of development risk and a dramatic shortening of the anticipated time to sell this property.

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

         Parcel 9:
         --------

         On February 6, 1989, the Partnership purchased, in joint venture with an affiliated partnership, Condev Land Fund II, Ltd., a 19+ acre tract located immediately north of the University of Central Florida for $737,355.

         On April 22, 1996, the joint venture sold this property to Royal Apartments USA based in Champaign, Illinois. The purchase price for this parcel was $1,190,000, which included $35,000 paid by the purchaser as additional consideration to extend the closing date. After expenses of the sale, the net proceeds realized by the Joint Venture were $1,104,330. A total of $1,080,000 was distributed to limited partners in May, 1993, $540,000 to limited partners of Condev Land Growth Fund `86, Ltd., and $540,000 to limited partners of Condev Land Fund II, Ltd. The balance was added to Partnership reserves.

Item 3.

         Legal Proceedings:
         -----------------

         As of December 31, 1998, the Partnership is not subject to any pending legal proceedings.


Item 4.

         Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

         No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1998.

                                    PART II

Item 5.

         Markets for Registrant's Common Equity and Related Security Holder
         ------------------------------------------------------------------
         Matters:
         -------

         (a) All Units of the Partnership have been sold; there has not been a public secondary market and it is not anticipated that a public secondary market for the Units will develop. In September, LP Investors, LLC, an investment company based in Atlanta, Georgia, exercised their rights as a limited partner and requested a list of all beneficial owners and the number of units owned by each. As required by the Partnership Agreement, this information was provided. LP Investors paid a fee of $100 to the Partnership in reimbursement of the Partnership's costs associated with providing the list. LP Investors subsequently wrote to each beneficial owner offering to purchase their units for $103.75 per unit, less the $25 transfer fee charged by the Partnership. Neither the Partnership, the General Partner, nor any of its officers, employees or affiliates is in any way connected with this offer

         (b) As of December 31, 1998, there were approximately 619 holders of record of the Units of the Partnership.

         (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Unit holders received cash distributions totaling $1,417,500, $-0-, and $840,000 during the years ended December 31, 1998, 1997, and 1996, respectively.


Item 6.

         Selected Financial Data:
         -----------------------

                                        Years Ending December 31,
                                        -------------------------
                    1998          1997           1996          1995         1994
                -----------   -----------    -----------   -----------   -----------
Total Revenue   $   352,567   $     4,549    $   349,807   $ 1,157,261   $   376,468

Net Income
 (Loss)             297,230       (46,136)       288,717     1,056,790       282,234

Total Assets      1,901,414     3,025,026      3,067,820     3,619,103     5,207,313

Partners'
 Capital          1,901,414     3,021,684      3,067,820     3,619,103     5,482,579

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

         Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations:
         ---------------

         Year 2000
         ---------

         The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Testing on the system is expected to be completed by March, 1999. It is anticipated that the cost of evaluating the current system and bringing it up to date to be year 2000 compliant will be less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

         January 1, 1998 through December 31, 1998
         -----------------------------------------

         During 1998, the General Partner focused on concluding those contracts which were in place at the end of 1997, managing the properties to protect existing development rights and obtaining permits which would allow limited development of the remaining properties to enhance the likely salability of each parcel. Refer to Item 2. Properties for details. There were four sales of property during 1998. Distributions to limited partners totaled $1,417,500 for the year. At year-end the Partnership held one contract which is expected to close during September, 1999, and held an interest in one additional parcel (Parcel # 7).

         For the year ended December 31, 1998, the Partnership reported total revenues of $352,567, consisting of $344,989 gain on land sales and interest income earned on short-term deposits. There were four sales of property during 1998, generating gross sales proceeds of $1,685,000 and net proceeds of $1,513,130. In 1997, there were no sales of property, and total revenues were $4,549 consisting primarily of interest income from investments.

         Expenses remained relatively constant in 1997 and 1998, increasing slightly from $50,685 in 1997 to $55,337 in 1998. The increase is attributable to $7,355 in amortization charges taken in 1998 compared with $-0- in 1997. Amortization of organization costs is recognized only when properties are sold, and there were no sales of property during 1997. Other expense categories remained relatively unchanged.

         Net income for 1998 was $297,230 compared to a net loss of $46,136 for 1997. Future profitability will depend on the Partnership's ability to sell portfolio properties at or near current market prices.

         Total assets decreased from $3,025,026 at December 31, 1997 to $1,901,414 at December 31, 1998. This is the anticipated result of the four property sales during 1998 and subsequent distribution of net proceeds to limited partners. The Partnership's liquidity was enhanced by withholding reserves for future anticipated costs from net sales proceeds. At year-end 1998, the Partnership held $39,457 in cash and cash equivalents, compared to $19,062 at year-end 1997.


         Financial projections - 1999
         ----------------------------

         For 1999, the General Partner estimates that approximately $15,000 will be required to pay real estate taxes on the remaining property held by the Partnership. In addition, the General Partner estimates that property associated holding costs will total approximately $12,000 during 1999 and the costs of administration, legal and accounting will require approximately $14,500. These three categories of expense, totaling $41,500, will be paid from Partnership reserves which were $39,457 at 1998 year end. Should the Partnership not successfully conclude a property sale in 1999 and add to reserves, reserves would be depleted before year-end 1999. In this event, the General Partner may elect to advance operating funds to the Partnership, although it is not required to do so by the Partnership Agreement. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year end 1998 to fund approximately one year of costs.

         The General Partner estimates that one property will be sold in 1999 resulting in cash to the Partnership in the approximate amount of $750,000. If concluded as estimated, the sale proceeds would result in a distribution to the limited partners in the approximate amount of $700,000. The General Partner feels that the present level of reserves are inadequate to fund future expenses and plans to restore reserves to adequate levels by retaining part of the proceeds of future anticipated sales. However the General Partner feels the majority of net sale proceeds could be distributed. If the sale and distribution are concluded as estimated above, Partnership assets and Partners' Capital would fall to $1,572,807.

         In addition to the projected sale above, the General Partner reasonably expects to place the Joint Venture property under contract in 1999. However, it is expected that this contract would not close until 2000. It is estimated that it will require another two (2) years to complete the sale of property held by West 50 Joint Venture in which the Partnership has a 59% controlling interest.


         January 1, 1997 through December 31, 1997
         -----------------------------------------

         During 1997, the General Partner continued in its effort to sell the portfolio properties while at the same time managing the properties to protect existing development rights and enhance the likely salability of each parcel. While no sales of land were concluded during 1997, at year-end the Partnership held four contracts which ultimately closed during 1998.

         For the year ended December 31, 1997, the Partnership reported total revenues of $4,549, consisting primarily of interest income earned on short-term deposits. There were no sales of property during 1997. In 1996, there were two sales of property producing $193,002 in land sale gains and $127,712 in profits in the Partnership's joint venture. In addition, the Partnership had $20,000 in income from a forfeited deposit on land during 1996. The combined result was a drop in total revenues from $349,807 in 1996 to only $4,549 in 1997.

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

         Total assets remained relatively constant between December 31, 1996 and December 31, 1997. This is to be anticipated, given the fact that no properties were sold during the year. However, the Partnership's liquidity was substantially diminished, as the Partnership funded both operating losses and investment in its property at Woodbury Road in conjunction with the sale to Miller Enterprises. As part of that transaction, the Partnership shared in the costs of access roads and a water retention system which benefit the entire parcel. The cost of these improvements were withheld in escrow from the net sales proceeds at the time of closing. These expenditures will be recovered from future sales. Likewise, the Partnership committed resources to West 50 Joint Venture for engineering and other related expenses to protect development rights and better position the property held by the joint venture for sale. The result of these necessary expenditures has been to reduce liquidity in the Partnership to only $19,062, or about four months of operating capital. Reserves were restored to satisfactory levels from sales in 1998. In addition, West 50 Joint Venture arranged a $500,000 secured line of credit from a commercial bank to provide for future expenses in the joint venture if required.


         January 1, 1996 through December 31, 1996
         -----------------------------------------

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

Item 8.

         Financial Statements and Supplementary Data:
         -------------------------------------------

         I. Condev Land Growth Fund `86, Ltd.
         -----------------------------------

                                                                            Page
          INDEPENDENT AUDITORS' REPORT                                         9

          FINANCIAL STATEMENTS
            Balance sheets                                                    10
            Statements of operations                                          11
            Statements of partners' capital                                   12
            Statements of cash flows                                          13
            Notes to financial statements                                  14-19


         II. West 50 Joint Venture
         -------------------------

          INDEPENDENT AUDITORS' REPORT                                        20

          FINANCIAL STATEMENTS
            Balance sheets                                                    21
            Statements of operations                                          22
            Statements of venturers' capital                                  23
            Statements of cash flows                                          24
            Notes to financial statements                                  25-26

                       CONDEV LAND GROWTH FUND '86, LTD.


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Partners
Condev Land Growth Fund '86, Ltd.
Winter Park, Florida


    We have audited the accompanying balance sheets of Condev Land Growth Fund '86, Ltd. (a Florida Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Growth Fund '86, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                    OSBURN, HENNING AND COMPANY

Orlando, Florida
January 14, 1999

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                                    1998        1997
                                                 ----------  ----------
      ASSETS

Cash and cash equivalents                        $   39,457  $   19,062
Accounts receivable                                   6,078           -
Due from related entity                               1,222       1,682
Land, at cost (Note 2)                              308,857   1,450,453
Investment in joint venture (Note 3)              1,532,361   1,533,035
Organization costs, less accumulated
  amortization of $29,309 in 1998 and
  $21,954 in 1997                                    13,439      20,794
                                                 ----------  ----------

                                                 $1,901,414  $3,025,026
                                                 ==========  ==========

    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $        -  $    1,242
Deposits on land                                          -       2,100
                                                 ----------  ----------
                                                          -       3,342
                                                 ----------  ----------

Partners' capital
  General partner                                     3,027       3,505
  Limited partners                                1,898,387   3,018,179
                                                 ----------  ----------
          Total partners' capital                 1,901,414   3,021,684
                                                 ----------  ----------

                                                 $1,901,414  $3,025,026
                                                 ==========  ==========


The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1998, 1997 and 1996

                                 1998        1997       1996
                               ---------  ----------  ---------
Revenue:
  Gain on land sale             $344,989   $      -    $193,002
  Equity in income of joint
    ventures                       1,685        904     127,712
  Interest income                  5,818      3,645       7,968
  Forfeited deposits                   -          -      20,000
  Other income                        75          -       1,125
                                --------   --------    --------
                                 352,567      4,549     349,807
                                --------   --------    --------
Expenses:
  Taxes and permits               21,106     22,775      32,399
  Office expenses                 14,408     14,420      13,035
  Professional fees               10,175     11,758      11,821
  Amortization                     7,355          -       3,375
  Other expenses                   2,293      1,732         460
                                --------   --------    --------
                                  55,337     50,685      61,090
                                --------   --------    --------

          Net income (loss)     $297,230   $(46,136)   $288,717
                                ========   ========    ========


The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1998, 1997 and 1996

                                        General     Limited
                                        Partners    Partner        Total
                                        ---------  ----------    ----------
Balances, December 31, 1995                4,516     3,614,587     3,619,103

  Net income (loss)                         (550)      289,267       288,717

  Distributions                                -      (840,000)     (840,000)
                                        --------   -----------   -----------

Balances, December 31, 1996                3,966     3,063,854     3,067,820

  Net income (loss)                         (461)      (45,675)      (46,136)
                                        --------   -----------   -----------

Balances, December 31, 1997                3,505     3,018,179     3,021,684

  Net income (loss)                         (478)      297,708       297,230

  Distributions                                -    (1,417,500)   (1,417,500)
                                        --------   -----------   -----------

Balances, December 31, 1998               $3,027   $ 1,898,387   $ 1,901,414
                                        --------   -----------   -----------


The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997 and 1996

                                             1998         1997        1996
                                         ------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $   297,230   $ (46,136)  $ 288,717
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    operating activities:
      Gain on land sale                     (344,989)          -    (193,002)
      Equity in (income) losses of
        joint ventures                        (1,685)       (904)   (127,712)
      Amortization                             7,355           -       3,375
      (Increase) decrease in:
        Accounts receivable                   (6,078)          -           -
        Due from related entity                  460      (1,682)          -
      Increase (decrease) in:
        Accounts payable                      (1,242)      1,242           -
        Deposits on land                      (2,100)      2,100           -
                                         -----------   ---------   ---------

          Net cash provided by
            (used in) operating
            activities                       (51,049)    (45,380)    (28,622)
                                         -----------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from land sales, net of
    closing costs                          1,487,437           -     308,149
  Land acquisitions and related costs           (853)    (49,217)    (34,135)
  Investment in joint ventures                     -     (31,212)     (8,737)
  Distributions from joint ventures            2,360           -     551,402
                                         -----------   ---------   ---------

          Net cash provided by
            (used in) investing
            activities                     1,488,944     (80,429)    816,679
                                         -----------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners               (1,417,500)          -    (840,000)
                                         -----------   ---------   ---------

          Net increase (decrease) in
            cash and cash equivalents         20,395    (125,809)    (51,943)

CASH AND CASH EQUIVALENTS, BEGINNING          19,062     144,871     196,814
                                         -----------   ---------   ---------

CASH AND CASH EQUIVALENTS, ENDING        $    39,457   $  19,062   $ 144,871
                                         ===========   =========   =========


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

         Cash and Cash Equivalents
         -------------------------

           The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1998, cash and cash equivalents include $31,331 invested in Nations Gov't Money Market Daily Shares.

         Organization Costs
         ------------------

           The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $7,355, $-0-, and $3,375 of amortization of organization costs resulting from the sales of land during the years ended December 31, 1998, 1997 and 1996, respectively. For tax purposes, the Partnership amortized organization costs over five years.


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

Note 2.  Land

         At December 31, 1998 and 1997, land consisted of the following:

                                                      1997        1996
                                                    ---------  ----------
            2.83 acre parcel, in 1998 and 1997,
              (zoned commercial) in southeast
              Orange County, Florida (sold in 1998)         -  $  331,026
            6 acre parcel and 7 acre parcel,
                   in 1998 and 1997, respectively,
              (zoned commercial) in Brevard
              County, Florida                         308,857     420,503
            5.39 acre parcel, in 1998 and 1997,
              (zoned commercial) in Orange
              County, Florida (sold in 1998)                -     698,924
                                                    ---------  ----------

                                                     $308,857  $1,450,453
                                                    =========  ==========

         The Partnership has a contract to sell the remaining parcel of land for $850,000. The contract is scheduled to close in 1999.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 3.   Investment in Joint Ventures

          The Partnership is a party to two joint ventures, which have investments in land. The Partnership's investment in the joint ventures as of December 31, and its equity in income (losses) of the joint ventures for the years then ended are as follows:

                                                              Condev/
                                                             McCulloch
                                             West 50           Road
                                              Joint            Joint
                                             Venture          Venture       Total
                                           -----------      ----------     -------
             Investment:
                  1998                     $ 1,532,361      $       --     $ 1,532,361
                  1997                       1,533,035              --       1,533,035
                  1996                       1,500,919              --       1,500,919

             Equity in income (losses):
                  1998                     $     1,685      $       --     $     1,685
                  1997                             904              --             904
                  1996                         (19,675)        147,388         127,712


          The Partnership owns a 59% interest in West 50 Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose is to acquire and hold a 133 acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of the Joint Venture at December 31, 1998 and 1997 is as follows:

                                                   1998             1997
                                                 ----------      ----------
                    Assets
             Cash                               $     21,568     $      6,693
             Investment in land                    2,711,839        2,610,375
                                                ------------     ------------

                                                $  2,733,407     $  2,617,068
                                                ============     ============

                  Liabilities and Venturers' Capital
                  ----------------------------------

             Liabilities                        $    136,185     $     18,703
             Venturers' capital                    2,597,222        2,598,365
                                                ------------     ------------
                                                $  2,733,407     $  2,617,068
                                                ============     ============

          The Joint Venture had revenue of $8,250, $6,000 and $6,300 during the years ended December 31, 1998, 1997 and 1996, respectively, and net income (loss) of $2,857, $1,532, and $(33,348) respectively.


CONTINUED ON NEXT PAGE

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 3.  Investment in Joint Ventures - (Continued)

         Pursuant to the joint venture agreement, the Partnership is required to contribute funds as needed from time to time to pay operating expenses incurred by the Joint Venture. During 1998, 1997 and 1996, the Partnership was asked to contribute $-0-, $31,213 and $8,737, respectively, to pay real estate taxes and operating expenses incurred by the Joint Venture.

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

         Thus, the Joint Venture had no assets, liabilities and venturers' capital at December 31, 1998 and 1997.

         The Joint Venture had revenue of $300,900 and net income of $295,826 during the year ended December 31, 1996.

Note 4.  Allocations and Distributions to Partners

         Operations (excluding land sales)
         ---------------------------------

         Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1998, 1997 or 1996.


CONTINUED ON NEXT PAGE

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

         The limited partners received distributions of $1,417,500, $-0-, and $840,000 attributable to net cash proceeds from the sales of land during the years ended December 31, 1998, 1997 and 1996, respectively.

Note 5.  Related Party Transactions

         The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1998, 1997 or 1996, as no properties were purchased.


CONTINUED ON NEXT PAGE

         When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the four land sales during 1998, real estate commissions of 10% for each sale were paid to nonaffiliates. No real estate commissions were paid in 1997, as no sales occurred. In connection with the land sale during 1996, real estate commissions of 5% each were paid to nonaffiliates.

         The general partner is obligated to loan up to $100,000 to the Partnership during its term to meet working capital requirements. There is no balance due on this loan at December 31, 1998 or 1997.

         The general partner earned certain fees for administration and management services provided, pursuant to the Partnership agreement. Such fees amounted to $8,496, $9,096, and $7,740 for each of the years ended December 31, 1998, 1997 and 1996.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Venturers
West 50 Joint Venture
Winter Park, Florida


     We have audited the accompanying balance sheets of West 50 Joint Venture (a Florida Joint Venture) as of December 31, 1998 and 1997, and the related statements of operations, venturers' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 50 Joint Venture as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    OSBURN, HENNING AND COMPANY


Orlando, Florida
January 15, 1999

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                           1998        1997
                                        ----------  ----------
     ASSETS
Cash                                    $   21,568  $    6,693
Land, at cost                            2,711,839   2,610,375
                                        ----------  ----------
                                        $2,733,407  $2,617,068
                                        ==========  ==========

     LIABILITIES AND VENTURERS' CAPITAL

Liabilities
 Accounts payable                       $      320  $   17,703
 Deposit on land                                 -       1,000
 Note Payable                              135,865           -
                                        ----------  ----------
                                           136,185      18,703
 Venturers' capital                      2,597,222   2,598,365
                                        ----------  ----------
                                        $2,733,407  $2,617,068
                                        ==========  ==========


The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1998, 1997 and 1996

                                1998           1997        1996
                               -------       -------     --------
Revenue
  Other income                 $ 8,250        $ 6,000        6,300
                               -------        -------    ---------
Expenses:
  Real estate taxes                  -            764       37,413
  Professional fees              4,450          3,000        1,500
  Insurance                        509            704          435
  Office expense                   434              -          300
                               -------        -------    ---------
                                 5,393          4,468       39,648
                               -------        -------    ---------
          Net income (loss)    $ 2,857        $ 1,532    $ (33,348)
                               =======        =======    =========

The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                       STATEMENTS OF VENTURERS' CAPITAL
                 Years Ended December 31, 1998, 1997 and 1996

                                 Condev Land
                                 Growth Fund       Condev
                                  '86, Ltd.    West 50, Ltd.      Total
                                 ------------  --------------  -----------

Balances at December 31, 1995      1,515,009       1,052,804    2,567,813

  Contributions                        5,585           3,881        9,466

  Net income (loss)                  (19,675)        (13,673)     (33,348)
                                  ----------      ----------   ----------
Balances at December 31, 1996      1,500,919       1,043,012    2,543,931

  Contributions                       31,212          21,690       52,902

  Net income (loss)                      904             628        1,532
                                  ----------      ----------   ----------

Balances at December 31, 1997      1,533,035       1,065,330    2,598,365

  Distributions                       (2,360)         (1,640)      (4,000)

  Net income (loss)                    1,686           1,171        2,857
                                  ----------      ----------   ----------
Balances at December 31, 1998     $1,532,361      $1,064,861   $2,597,222
                                  ==========      ==========   ==========




The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997 and 1996


                                            1998       1997        1996
                                          ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $  2,857   $  1,532    $(33,348)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Increase (decrease) in:
        Accounts payable                   (17,383)   (19,710)     37,413
        Deposit on land                     (1,000)     1,000           -
                                          --------   --------    --------
            Net cash provided by (used
              in) operating activities     (15,506)   (17,178)      4,065

CASH FLOWS FROM INVESTING ACTIVITIES
  Land acquisition and related costs       101,464    (36,367)    (17,462)
                                          --------   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit             135,865          -           -
  Capital contributions                          -     52,902       9,466
  Capital distributions                     (4,000)         -           -
                                          --------   --------    --------
            Net cash provided by
              financing activities         131,865     52,902       9,466
                                          --------   --------    --------

            Net increase (decrease)
              in cash                       14,875        643      (3,931)

CASH, BEGINNING                              6,693      6,050       9,981
                                          --------   --------    --------

CASH, ENDING                              $ 21,568   $  6,693    $  6,050
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

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

         Organization/Business Interest
         ------------------------------

               On May 31, 1988, Condev Land Growth Fund '86 (the Fund) and Condev West 50, Ltd. (West 50, Ltd.) (collectively, the Venturers), both of which are Florida Limited Partnerships in which Condev Associates is the general partner, entered into an agreement to form West 50 Joint Venture (the Joint Venture). The Joint Venture has acquired a 133 acre parcel of land in Lake County, Florida that will be held for investment purposes. The Venture may incur limited development costs to prepare land for sale.

               The terms of the joint venture agreement provided that the Joint Venture was to continue in existence until December 31, 1993. The Venturers have approved two five year extensions until December 31, 2003.

         Use of Estimates
         ----------------

               In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         Funding
         -------

               The Fund and West 50, Ltd. are required to contribute 59% and 41%, respectively, to the capital of the Joint Venture from time to time as required for the Joint Venture's operations. It is the intent of the Venturers that all cash requirements of the Joint Venture shall come from the Venturers, however certain limited development resulted in the Venture obtaining a line of credit (See Note 3).

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

Note 2.  Land

         Land consists of a 133-acre parcel located in Lake County, Florida.

Note 3.  Notes payable

         At December 31, 1998, the Venture is obligated to Citrus Bank on a $500,000 line of credit in the amount of $135,865. Interest payments are due monthly at prime plus .5% (8.25% at December 31, 1998). Principal and interest are due on demand. During the year ended December 31, 1998, the Venture incurred and capitalized interest of $6,396.


Note 4.  Related Party Transactions

         The joint venture agreement permits the general partner of the Venturers or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1998, 1997 or 1996, as no properties were purchased.

         When properties are sold, an affiliate of the general partner of the Venturers may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions plus commissions paid to nonaffiliates are not to exceed 10% of the gross sales price. No real estate commissions were paid in 1998, 1997 or 1996, as no sales occurred.

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

         (b), (c), (d) and (e)

         Robert N. Gardner and Joseph J. Gardners are brothers. The background and experience of the partners of the General Partner are as follows:

         Robert N. Gardner, age 64 has been president, a director and
         -----------------
         shareholder of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of NationsBank of Central Florida, N.A., and Schroeder-Manatee, Inc.

         Joseph J. Gardner, age 61 has been an officer, a director and
         -----------------
         shareholder of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is Director of Protection One, Inc.. He is a licensed real estate broker.

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

Item 12.

         Security Ownership of Certain Beneficial Owners and Management:
         --------------------------------------------------------------

         (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1998:

                           Name and Address of           Amount & Nature    Percent of
         Title of Class     Beneficial Owner           of Beneficial Owner    Class
         --------------   ---------------------        -------------------  ----------
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

         (b) The following is a list of units beneficially owned by all partners of the General Partner as of December 31, 1998:

         Unit Holder      Robert N. and Patricia             30 units         0.4%
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

Item 13.

         Certain Relationships and Related Transactions
         ----------------------------------------------

         (a), and (b)

         The partnership agreement permits the General Partner or affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid during the years ended December 31, 1998, 1997 or 1996 as no properties were purchased.

         When properties are sold, an affiliate of the General Partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to non-affiliates, not to exceed 10% of the gross sales price. No real estate commissions were paid to a General Partner affiliate during the years ended December 31, 1998, 1997, or 1996.

         The General Partner is obligated to loan up to $100,000 to the Partnership during its term to make working capital requirements. During the years ended December 31, 1992, and 1991 such loans amounted to $133,263, and $18,000 respectively. From proceeds of the 1993 land sale, these amounts, plus accrued interest at prime plus 1%, were repaid. No loans were made to the Partnership during the years ended December 31, 1998, 1997, or 1996.

         Pursuant to the Partnership agreement, the General Partner earned certain fees for administration and management services provided. Such fees amounted to $8,496, $9,096, and $7,740 for each of the years ended December 31, 1998, 1997 and 1996.

         (c)  No management person in indebted to the Registrant.

         (d)  Not applicable.

                                    PART IV


Item 14.

         Exhibits, Financial Statement, Schedules, and Reports on Form 8-K:
         -----------------------------------------------------------------

         (a) The following financial statements and supplementary data are included in Part II Item 8:

                                                                                              Page
             (1)  Condev Land Growth Fund '86, Ltd.
                  --------------------------------

                  Independent Auditor's Report                                                    9

                  Financial Statements
                     Balance Sheets - December 31, 1998 and 1997                                 10

                  Statements of Operations - Years ended
                       December 31, 1998, 1997 and 1996                                          11

                  Statements of Partners' Capital -
                       Years ended December 31, 1998, 1997 and 1996                              12

                  Statements of Cash Flows -
                       Years ended December 31, 1998, 1997 and 1996                              13

                  Notes to Financial Statements                                               14-19

             (2)  West 50 Joint Venture
                  ---------------------

                  Independent Auditor's Report                                                   20

                  Financial Statements
                     Balance Sheets - December 31, 1998 and 1997                                 21

                  Statements of Operations - Years ended
                       December 31, 1998, 1997 and 1996                                          22

                  Statements of Partners' Capital -
                       Years ended December 31, 1998, 1997 and 1996                              23

                  Statements of Cash Flows -
                       Years ended December 31, 1998, 1997 and 1996                              24

                  Notes to Financial Statements                                               25-26

             (3)  Exhibits included herein:
                     13 - Annual Report to Unit Holders                                          32

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

                                        CONDEV ASSOCIATES, General Partner


Date:  February 24, 1999           By: /s/ Robert N. Gardner
     --------------------             ----------------------------
                                      Robert N. Gardner, Partner

Date:  February 24, 1999           By: /s/ Joseph J. Gardner
     --------------------             ---------------------------
                                      Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


/s/ Robert N. Gardner                   February 24, 1999
---------------------------------       ---------------------------
Robert N. Gardner, Partner              Date


/s/ Joseph J. Gardner                   February 24, 1999
---------------------------------       ---------------------------
Joseph J. Gardner, Partner              Date

                                                                February 8, 1999

Condev Land Growth Fund '86, Ltd.
1998 Annual Report

Dear Limited Partner:

Enclosed is your Schedule K-1 (Form 1065) relating to the Fund's operations for the year ended December 31, 1998. If your investment is held by a custodian, the K-1 is for information purposes only. A copy of this form has been sent to your custodian.

The financial statement, on the reverse side hereof, shows a net profit for the year ended December 31, 1998 of $297,230. This includes a net gain on the sale of real estate in the amount of $344,989. The Partnership had four sales and distributed a total of $1,417,500 to Limited Partners during 1998. As of December 31, 1998, the net asset value (book value) per unit of limited partner interest was $253.12. As of December 31, 1998, the Partnership owned or had an interest in two remaining properties:

NASA Causeway, Titusville. The remaining six acres of this property are under
-------------------------
contract for sale to a developer who is completing his evaluation of the site and working with prospective tenants for his planned retail development. The buyer is required to make an additional non-refundable deposit on or before April 8, 1999 if he elects to proceed with the purchase. Closing is scheduled for June 9, 1999, unless delays in obtaining building permits necessitate an extension of the closing date.

West Hwy 50, Lake County. The City of Clermont has completed the extension of
------------------------
water to this site and sewer to a point on the south side of State Road 50 directly across from the site. In December, we received preliminary site plan approval from Lake County, so we are now in a position to develop the parcel if it is determined that this course of action is in the best interests of the Partnership, or to market the property with these new permits in place. At a minimum, the plan is to bring sewer service across SR 50 and to engineer and construct the access points on SR 50 to insure that access to the property will be preserved. We are in contact with a number of potential purchasers who have expressed an interest in this property, both as a whole and in parcels.

We hope that these two remaining parcels will be sold during 1999. If that is the case, there will be a final distribution to limited partners and the Partnership will be terminated. We appreciate the patience of the limited partners while we work to sell the remaining properties consistent with our objective of obtaining reasonable returns for the investors.

Sincerely yours,


CONDEV ASSOCIATES