Form 10-Q
period 1999-03-31
CONDEV LAND GROWTH FUND 86 LTD
filed 1999-04-20
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999
                       Commission File Number 33-06419-A

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

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX


PART I.   FINANCIAL INFORMATION:


          Statement of Assets, Liabilities and
          Partner's Capital - March 31, 1999
          and December 31, 1998                                          1

          Statement of Income & Expense -
          Three Months Ended March 31, 1999
          and March 31, 1998                                             2

          Statement of Cash Flows -
          Three months ended March 31, 1999
          and March 31, 1998                                             3

          Notes to Financial Statements                                  4 - 6

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations               6 - 8

PART II.  OTHER INFORMATION:

Item 1.   Legal Proceedings                                              8

Item 6    Exhibits and Reports on Form 8-K                               8


Signatures                                                               9

First Quarter 1999 report to Limited Partners                           10

                        PART I.  FINANCIAL INFORMATION


                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                    ASSETS
                                    ------

                             March 31, 1999   December 31, 1998
                             --------------   -----------------
                             (Unaudited)              *

Cash & Cash Equivalents          $   26,513          $   39,457
Accounts Receivable                   7,300               7,300
Land, at Cost (Note 2)              310,615             308,857
Investment in Joint
  Venture  (Note 3)               1,530,707           1,532,361
Organization Costs, Net              13,439              13,439
                                 ----------          ----------

             Total Assets        $1,888,574          $1,901,414
                                 ==========          ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts Payable                 $        -          $        -
                                 ----------          ----------

    Total Liabilities            $        -          $        -
                                 ----------          ----------

Partners' Capital -
  General Partner                     2,899               3,027
  Limited Partners                1,885,675           1,898,387
                                 ----------          ----------

    Total Partners' Capital      $1,888,574          $1,901,414
                                 ----------          ----------

Total Liabilities and
          Partners' Capital      $1,888,574          $1,901,414
                                 ==========          ==========

* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)


                                   March 31, 1999     March 31, 1998
                                   --------------     --------------
INCOME
------

Interest and Other Income           $      366             $      43
                                    ----------             ---------

Total Income                        $      366             $      43
                                    ----------             ---------


OPERATING EXPENSES
-------------------

Professional Services                    9,000                 9,200

Equity in loss of joint venture          1,655                 1,475

Management Fees                          2,124                 2,124

Other Expense                                -                 1,279

Office Expense                             428                   478
                                    ----------            ----------

Total Operating Expense             $   13,207            $   14,556
                                    ----------            ----------

Net Income/(Loss)                   $  (12,841)           $  (14,512)
                                    ==========            ==========

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                     March 31, 1999       March 31, 1998
                                                                     --------------       --------------
Cash flows from operating activities:
  Net Income (Loss)                                                   $    (12,841)        $     (14,513)
    Adjustments to reconcile net loss
    to net cash used for operating activities:
        Equity in loss of Joint Venture, net                                 1,655                 1,475
        Gain on land sale                                                        -                     -
  Cash used for changes:
         Deposits on land                                                        -                 5,000
         Accounts payable                                                       (-)               (1,242)
         Accounts Receivable                                                    (-)                   (-)
                                                                      ------------         -------------
  Net cash used in operating activities:                                   (11,186)               (9,280)
                                                                      ------------         -------------

Cash flows from investing activities:
  Land development costs                                                    (1,758)                1,015
  Investment in Joint Venture                                                    -                 1,467
  Proceeds from land sale                                                        -                     -
                                                                      ------------         -------------
Net cash from investing activities:                                         (2,482)                2,482
                                                                      ------------         -------------

Cash flows from financing activities:
  Distributions to partners                                                     (-)                   (-)
Net cash used in financing activities:                                          (-)                   (-)
                                                                      ------------         -------------
Net increase (decrease) in cash                                            (12,944)               (6,798)

Cash and cash equivalents at beginning of year                              39,457                19,062
                                                                      ------------         -------------

Cash and cash equivalents at end of period                            $     26,513         $      12,264
                                                                      ============         =============

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 1         BASIS OF PRESENTATION
               ---------------------

               The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Growth Fund '86, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented. For a full description of accounting policies, see notes to financial statements in the 1998 annual report on Form 10-K.

Note 2         INVESTMENT IN LAND:
               -------------------

               At March 31, 1999, land consisted of the following:

                  6.00 acre parcel (zoned commercial) in
                         Brevard County, Florida              $310,615

               On October 10, 1998, the Partnership contracted with a developer of retail centers for the sale of this parcel. The contract calls for a 180-day inspection period, with appropriate performance standards, and a closing following issuance of required development permits. The inspection period has been extended to May 10, 1999.

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

Note 3         INVESTMENT IN JOINT VENTURE:
               ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of March 31, 1999 is as follows:

                                    Assets
                                    ------

               Cash                                         $    4,005
               Investment in land                            2,726,278
                                                            ----------
                                                            $2,730,283
                                                            ==========

                      Liabilities and Venturers' Capital
                     ------------------------------------

                                  Liabilities
                                  -----------

               Mortgage note payable                        $  135,865
               Other liabilities                                     -
                                                            ----------

               Total liabilities                            $  135,865


                              Venturers' capital
                              ------------------

               Venturers' capital                           $ 2,597,223
               Current profit (loss)                             (2,805)
                                                            -----------

               Total Venturers' capital                       2,594,418

               Total liabilities and venturers' capital     $ 2,730,283
                                                            ===========

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first three months of 1999.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first three months of 1999 there were no distributions to limited partners as there were no sales of land.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 1999, $334 as reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first three months of 1999.

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

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

               During the quarter ended March 31, 1999, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of March 31, 1999, the Partnership had one contract for sale of one of its two remaining properties.

               Year 2000
               ---------

               The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Work on modifying the computer system has begun and is expected to be completed by June, 1999. It is anticipated that the cost of evaluating the current system and bringing it up to date to be year 2000 compliant will be less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source.

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

               Results of Operations
               ---------------------

               Total revenues for the three months ended March 31, 1999 were $366, compared with total revenues of $ 43 for the three months ended March 31, 1999. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. Operating expenses (excluding equity in the losses of the Partnership's joint venture) for the three months ended March 31, 1999 were $13,207, a slight decrease from $14,456 for the three months ended March 31, 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

               West 50 Joint Venture, in which the Partnership holds a 59% interest, had a loss of $2,805 for the three months ended March 31, 1999 compared with a loss of $2,500 for the three months ended March 31, 1998. However, as discussed under Liquidity and
                                                                  -------------
               Capital Resources and West 50 Joint Venture below, the joint
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

               Liquidity and Capital Resources at March 31, 1999
               -------------------------------------------------

               Total assets decreased slightly from $1,901,414 at December 31, 1998 to $1,888,574 at March 31, 1999. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. The Partnership currently holds one contract for sale of portfolio property which is expected to close during the third quarter of 1999.

               Liquidity remained at a relatively low level. Cash and equivalents decreased from $39,457 at 1998 year-end to $26,513 at March 31, 1999. As provided in the Partnership Agreement, the general partner intends to add to reserves from the net proceeds of closings anticipated during the third quarter of 1999.

               West 50 Joint Venture
               ---------------------

               The area of Lake County, Florida in which the West 50 Joint Venture's 132.7-acre parcel is located has experienced heightened activity in recent months, with significant new residential development beginning in the immediate area. The City of Clermont has extended sewer facilities to one such development which is directly across from the property on the south side of State Road
               50. Water service has been extended to the Joint Venture's property. In order to insure that the Joint Venture's property will have adequate sewer capacity for future development of its property, the Joint Venture has paid $38,623 to the City of Clermont to upgrade the facilities which have been installed. The Partnership has engaged an engineer to design and permit the extension of sewer utilities under SR 50 to the site and to design and permit the construction of access points and related highway improvements from SR 50 to the site. The general partner is in the process of bidding the related construction contracts. In addition, the Joint Venture has entered into a contract with an excavation and grading company to remove up to 366,000 yards of fill from the site and to grade a majority of the site. The Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to pay for the Joint Venture's cost of these improvements which exceed fill sales. Borrowings under the line of credit will be repaid from future land sales.


                                    PART II


Item 1.   LEGAL PROCEEDINGS
          -----------------

             As of March 31, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:
          ---------------------------------

          (A) Exhibits

              First Quarter 1999 Report to Limited Partners

          (B) Reports on Form 8-K

              There were no reports of Form 8-K for the period ended March 31, 1999

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                    CONDEV LAND GROWTH FUND `86, LTD.
                    BY: Condev Associates, General Partner



April 19, 1999                     /s/ Robert N. Gardner
----------------------             ----------------------------------
      DATE                         Robert N. Gardner, Partner



April 19, 1999                     /s/ Joseph J. Gardner
----------------------             ----------------------------------
      DATE                         Joseph J. Gardner, Partner

                                                                  April 13, 1999

Condev Land Growth Fund '86, Ltd.
First Quarter 1999

Dear Limited Partner:

The financial statements of the Partnership for the first quarter of 1999 are on the reverse side hereof. There were no sales of property and no distributions to limited partners during the quarter. As of March 31, 1999, the net asset value (book value) per unit of limited partner interest was $251.42. As of March 31, 1999, the Partnership owned or had an interest in two remaining properties:

NASA Causeway, Titusville. The remaining six acres of this property are under
-------------------------
contract for sale to a developer who is completing his evaluation of the site and working with prospective tenants for a planned retail development. The buyer is required to make an additional non-refundable deposit on or before May 10, 1999 if he elects to proceed with the purchase. Closing is scheduled for September 6, 1999.

West Hwy 50, Lake County. The City of Clermont has completed the extension of
------------------------
water to this site and sewer to a point on the south side of State Road 50 directly across from the site. In December, we received preliminary site plan approval from Lake County, and the general partner is in the process of bringing sewer service under SR 50 to the property and constructing the access points on SR 50 to insure that access to the property will be preserved. In addition, the Partnership has entered into a contract for grading part of the site and selling the excess fill produced as we balance the site for future development. Proceeds from the sale of excess fill will be used to pay for expenses incurred in engineering and making improvements to the site.

Please feel free to contact the Investor Relations office if you have any questions or would like additional information concerning your investment.


Sincerely yours,


CONDEV ASSOCIATES