Form 10-Q
period 1999-06-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1999-07-28
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999
                       Commission File Number 33-06419-A

                       CONDEV LAND GROWTH FUND '86, LTD.
            (Exact name of registrant as specified in its charter)

            FLORIDA                                  59-2766359
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

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX


PART I.  FINANCIAL INFORMATION:

         Statement of Assets, Liabilities and
         Partner's Capital - June 30, 1999
         and December 31, 1998                                               1

         Statement of Income & Expense -
         Three Months Ended June 30, 1999
         and June 30, 1998                                                   2

         Statement of Income & Expense -
         Six Months Ended June 30, 1999
         and June 30, 1998                                                   3

         Statement of Cash Flows -
         Six months ended June 30, 1999
         and June 30, 1998                                                   4

         Notes to Financial Statements                                   5 - 7

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations                7 - 9

PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings                                           9

         Item 6. Exhibits and Reports on Form 8-K                            9

Signatures                                                                  10

Second Quarter 1999 report to Limited Partners                              11

                        PART I.  FINANCIAL INFORMATION


                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS
                                    ------

                             June 30, 1999   December 31, 1998
                             -------------   -----------------
                              (Unaudited)            *

Cash & Cash Equivalents         $   28,278          $   39,457
Accounts Receivable                  1,222               7,300
Land, at Cost (Note 2)             311,105             308,857
Investment in Joint
  Venture  (Note 3)              1,528,486           1,532,361
Organization Costs, Net             13,439              13,439
                                ----------          ----------

             Total Assets       $1,882,530          $1,901,414
                                ==========          ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts Payable                $        -          $        -
                                ----------          ----------

    Total Liabilities           $        -          $        -
                                ----------          ----------

Partners' Capital -
  General Partner                    2,838               3,027
  Limited Partners               1,879,692           1,898,387
                                ----------          ----------

    Total Partners' Capital     $1,882,530          $1,901,414
                                ----------          ----------

Total Liabilities and
          Partners' Capital     $1,882,530          $1,901,414
                                ==========          ==========


* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
              THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)


                                   June 30, 1999   June 30, 1998
                                   -------------   -------------

INCOME
------
Gain on Sale of Land                   $       -        $314,496

Interest and Other Income                    232           3,314
                                       ---------        --------
Total Income                           $     232        $317,810
                                       ---------        --------


OPERATING EXPENSES
------------------
Professional Services                          -               -

Equity in loss of joint venture            2,220            (646)

Management Fees                            2,124           2,124

Other Expense                                  -           6,200

Office Expense                             1,932           1,870
                                       ---------        --------

Total Operating Expense                $   6,276        $  9,548
                                       ---------        --------

Net Income/(Loss)                      $  (6,044)       $308,262
                                       =========        ========

 The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
               SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)


                                   June 30, 1999   June 30, 1998
                                   -------------   -------------
INCOME
------
Gain on Sale of Land                    $      -        $314,496

Interest and Other Income                    599           3,357
                                       ---------        --------

Total Income                            $    599        $317,853
                                       ---------        --------


OPERATING EXPENSES
------------------
Professional Services                      9,000           9,200

Equity in loss of joint venture            3,875             829

Management Fees                            4,248           4,248

Other Expense                                  -           7,479

Office Expense                             2,361           2,348
                                        --------        --------

Total Operating Expense                 $ 19,484        $ 24,104
                                        --------        --------

Net Income/(Loss)                       $(18,885)       $293,749
                                        ========        ========


 The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                 June 30, 1999           June 30, 1998
                                                                 -------------           -------------
Cash flows from operating activities:
  Net Income (Loss)                                                 $(18,885)             $   293,749
    Adjustments to reconcile net loss
    to net cash used for operating activities:
        Equity in loss of Joint Venture, net                           3,875                      829
        Gain on land sale                                                  -                 (314,497)
    Cash used for changes:
         Deposits on land                                                  -                   (2,100)
         Accounts payable                                                 (-)                     390
         Accounts Receivable                                           6,078                      460
                                                                    --------              -----------
  Net cash used in operating activities:                              (8,932)                (314,918)
                                                                    --------              -----------

Cash flows from investing activities:
  Land development costs                                              (2,247)                   4,982
  Investment in Joint Venture                                              -                   (2,359)
  Proceeds from land sale                                                  -                1,168,169
                                                                    --------              -----------
Net cash from investing activities:                                   (2,247)               1,170,792
                                                                    --------              -----------

Cash flows from financing activities:
  Distributions to partners                                               (-)              (1,102,500)
                                                                    --------              -----------
Net cash used in financing activities:                                    (-)              (1,102,500)
                                                                    --------              -----------

Net increase (decrease) in cash                                      (11,179)                  47,123

Cash and cash equivalents at beginning of year                        39,457                   19,062
                                                                    --------              -----------
Cash and cash equivalents at end of period                          $ 28,278              $    66,185
                                                                    ========              ===========

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

Note 2  INVESTMENT IN LAND:
        ------------------

        At June 30, 1999, land consisted of the following:

                  6.00 acre parcel (zoned commercial) in
                         Brevard County, Florida              $311,105

On October 10, 1998, the Partnership contracted with a developer of retail centers for the sale of this parcel. The contract calls for a 180-day inspection period, with appropriate performance standards, and a closing following issuance of required development permits. The inspection period was extended to May 10, 1999, and was further extended to July 15, 1999. This was done to allow the contract buyer additional time to conclude arrangements with a tenant for the property.

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

Note 3  INVESTMENT IN JOINT VENTURE:
        ---------------------------

The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of June 30, 1999 is as follows:



                                    Assets
                                    ------
Cash                                             $    6,778
Investment in land                                2,748,742
                                                 ----------
                                                 $2,755,520
                                                 ==========

                      Liabilities and Venturers' Capital
                      ----------------------------------
                                 Liabilities
                                 -----------

Mortgage note payable                            $  163,865
Other liabilities                                     1,000
                                                 ----------

Total liabilities                                $  164,865


                              Venturers' capital
                              ------------------

Venturers' capital                              $ 2,597,223
Current profit (loss)                                (6,568)
                                                -----------
Total Venturers' capital                          2,590,655

Total liabilities and venturers' capital        $ 2,755,520
                                                ===========

Note 4  DISTRIBUTIONS TO PARTNERS:
        -------------------------
Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first six months of 1999.

Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first six months of 1999 there were no distributions to limited partners as there were no sales of land.

Note 5  RELATED PARTY TRANSACTIONS:
        --------------------------

The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the six months ended June 30, 1999, $730 as reimbursed to the general partner for direct expenses incurred.

When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first six months of 1999.

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

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       ---------------------------------------------------------------
       RESULTS OF OPERATIONS
       ---------------------

During the quarter ended June 30, 1999, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of June 30, 1999, the Partnership had one contract for sale of one of its two remaining properties.

Year 2000
---------

The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, and distribution historical records. The Partnership is utilizing a system which was specially designed for the Partnership in 1990, and it is possible that the system will be affected by the date change which will occur at the end of 1999. The Partnership has engaged a computer consultant to evaluate the potential problems, and make system changes if necessary so the operation of the Partnership will not be affected by the date change. Work on modifying the computer system was completed in June, 1999. The cost of evaluating the current system and bringing it up to date to be year 2000 compliant was less than $1,000. The Partnership's computer records are backed up on a weekly basis, so all of the stored information is available from a secondary source. Even if the system were to be completely shut down by the date change at the end of 1999, the data necessary to continue operation of the Partnership is available and could readily be adapted to a new system which is year 2000 compliant, so no significant interruption in the operations of the Partnership is anticipated.

Results of Operations
---------------------

Total revenues for the six months ended June 30, 1999 were $366, compared with total revenues of $317,853 for the six months ended June 30, 1998. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. In the 1998 period, total revenues included a gain on sale of land in the amount of $314,396 and interest and other income of $3,357. There were no sales of land in the 1999 period. Operating expenses (excluding equity in the losses of the Partnership's joint venture) for the six months ended June 30, 1999 were $15,609, a decrease from $23,275 for the six months ended June 30, 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties. However, in the 1998 period, real estate taxes paid on the properties which were sold amounting to $7,479. Real estate taxes on the Partnership's properties are normally paid in November each year. The total real estate tax amount will decrease as properties are sold.

West 50 Joint Venture, in which the Partnership holds a 59% interest, had a loss of $6,568 for the six months ended June 30, 1999 compared with a loss of $1,405 for the six months ended June 30, 1998. The larger loss in 1999 resulted from the refund of billboard rental income because of a decision to terminate existing billboard leases. As discussed under Liquidity and Capital Resources and West 50 Joint Venture below, the joint venture has borrowed money under a secured line of credit with a commercial bank to pay for engineering, planning and construction expenses related to the extension of water and sewer facilities to the property. Since these expenses are incurred to develop land for sale, interest charges incurred on outstanding debt will be capitalized. These additional expenses are expected to be offset by higher sales prices for the Joint Venture's land.

Liquidity and Capital Resources at June 30, 1999
------------------------------------------------

Total assets decreased slightly from $1,901,414 at December 31, 1998 to $1,882,530 at June 30, 1999. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. The Partnership currently holds one contract for sale of portfolio property which is expected to close during the fourth quarter of 1999 or the first quarter of 2000.

Liquidity remained at a relatively low level. Cash and equivalents decreased from $39,457 at 1998 year-end to $28,278 at June 30, 1999. As provided in the Partnership Agreement, the general partner intends to add to reserves from the net proceeds of future land sales.

West 50 Joint Venture
---------------------

The area of Lake County, Florida in which the West 50 Joint Venture's 132.7-acre parcel is located has experienced heightened activity in recent months, with significant new residential development beginning in the immediate area. The City of Clermont has extended sewer facilities to one such development which is directly across from the property on the south side of State Road 50. Water service has been extended to the Joint Venture's property. In order to insure that the Joint Venture's property will have adequate sewer capacity for future development of its property, the Joint Venture has paid $38,623 to the City of Clermont to upgrade the facilities which have been installed. The Partnership has engaged an engineer to design and permit the extension of sewer utilities under SR 50 to the site and to design and permit the construction of access points and related highway improvements from SR 50 to the site. The general partner is in the process of bidding the related construction contracts and obtaining the necessary development permits. In addition, the Joint Venture has entered into a contract with an excavation and grading company to remove up to 366,000 yards of excess fill from the site and to grade a majority of the site. The Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to pay for the Joint Venture's cost of these improvements which exceed fill sales. Borrowings under the line of credit will be repaid from future land sales.


                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

As of June 30, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         --------------------------------

         (A)  Exhibits

              Second Quarter 1999 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended
              June 30, 1999

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                       CONDEV LAND GROWTH FUND `86, LTD.
                    BY: Condev Associates, General Partner




July 26, 1999                 /s/ Robert N. Gardner
-------------------           ---------------------------------
    DATE                      Robert N. Gardner, Partner



July 26, 1999                 /s/ Joseph J. Gardner
-------------------           ---------------------------------
    DATE                      Joseph J. Gardner, Partner