Form 10-Q
period 1999-09-30
CONDEV LAND GROWTH FUND 86 LTD
filed 1999-10-26
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999
                       Commission File Number 33-06419-A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X     NO ______.
                                        ---

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX


PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - September 30, 1999
          and December 31, 1998                                                1

          Statement of Income & Expense -
          Three Months Ended September 30, 1999
          and September 30, 1998                                               2

          Statement of Income & Expense -
          Nine Months Ended September 30, 1999
          and September 30, 1998                                               3

          Statement of Cash Flows -
          Nine months ended September 30, 1999
          and September 30, 1998                                               4

          Notes to Financial Statements                                    5 - 7

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations                 7 - 9

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings                                         10

          Item 6    Exhibits and Reports on Form 8-K                          10

Signatures                                                                    10

Third Quarter 1999 report to Limited Partners                                 11

                        PART I.  FINANCIAL INFORMATION


                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS
                                    ------

                           September 30, 1999       December 31, 1998
                           ------------------       ---------------------
                              (Unaudited)                    *
Cash & Cash Equivalents            $   23,099             $   39,457
Accounts Receivable                     1,222                  7,300
Land, at Cost (Note 2)                313,390                308,857
Investment in Joint
 Venture  (Note 3)                  1,528,486              1,532,361
Organization Costs, Net                13,439                 13,439
                                   ----------             ----------

             Total Assets          $1,879,636             $1,901,414
                                   ==========             ==========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts Payable                   $        -             $        -
                                   ----------             ----------

    Total Liabilities              $        -             $        -
                                   ----------             ----------

Partners' Capital -
  General Partner                       2,809                  3,027
  Limited Partners                  1,876,827              1,898,387
                                   ----------             ----------

    Total Partners' Capital        $1,879,636             $1,901,414
                                   ----------             ----------

Total Liabilities and
          Partners' Capital        $1,879,626             $1,901,414
                                   ==========             ==========

* Condensed from audited financial statements

     The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
         THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)

                              September 30, 1999  September 30, 1998
                              ------------------  ------------------
INCOME
------
Gain on Sale of Land                $        -          $  33,171

Interest and Other Income                  239                775
                                    ----------          ---------
Total Income                        $      239          $  33,946
                                    ----------          ---------

OPERATING EXPENSES
------------------

Professional Services                        -                  -

Equity in loss of joint venture              -         (      443)

Management Fees                          2,124              2,124

Other Expense                                -              3,385

Office Expense                           1,008              1,959
                                    ----------          ---------

Total Operating Expense             $    3,132          $   7,025
                                    ----------          ---------

Net Income/(Loss)                  ($    2,893)         $  26,921
                                    ==========          =========

 The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                   September 30, 1999   September 30, 1998
                                   ------------------   ------------------
INCOME
------

Gain on Sale of Land                     $       -             $347,668

Interest and Other Income                      837                4,132
                                         ---------             --------
Total Income                             $     837             $351,800
                                         ---------             --------


OPERATING EXPENSES
------------------

Professional Services                        9,000                9,200

Equity in loss of joint venture              3,875                  386

Management Fees                              6,372                6,372

Other Expense                                    -               10,864

Office Expense                               3,368                4,308
                                         ---------             --------

Total Operating Expense                  $  22,615             $ 31,130
                                         ---------             --------

Net Income/(Loss)                       ($  21,778)            $320,670
                                         =========             ========

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                                       September 30, 1999    September 30, 1998
                                                       ------------------    ------------------
Cash flows from operating activities:
  Net Income (Loss)                                         ($   27,778)          $   320,670
    Adjustments to reconcile net loss
    to net cash used for operating activities:
        Equity in loss of Joint Venture, net                      3,875                   386
        Gain on land sale                                             -           (   347,668)
    Cash used for changes:
         Deposits on land                                             -           (     2,100)
         Due from related entity                                      -                   460
         Accounts Receivable                                      6,078           (     1,242)
                                                            -----------           -----------
  Net cash used in operating activities:                    (    11,825)          (    29,494)
                                                            -----------           -----------

Cash flows from investing activities:
  Land development costs                                    (     4,533)                5,830
  Investment in Joint Venture                                         -           (     2,359)
  Proceeds from land sale                                             -             1,484,189
                                                            -----------           -----------
Net cash from investing activities:                         (     4,533)            1,487,660
                                                            -----------           -----------

Cash flows from financing activities:
  Distributions to partners                                 (         -)          ( 1,417,500)
                                                            -----------           -----------
Net cash used in financing activities:                      (         -)          ( 1,417,500)
                                                            -----------           -----------
Net increase (decrease) in cash                             (    16,358)               40,666

Cash and cash equivalents at beginning of year                   39,457                19,062
                                                            -----------           -----------
Cash and cash equivalents at end of period                  $    23,099           $    59,728
                                                            ===========           ===========

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

Note 2         INVESTMENT IN LAND:
               -------------------

               At September 30, 1999, land consisted of the following:

                     6.00 acre parcel (zoned commercial) in
                          Brevard County, Florida              $313,390

               On October 10, 1998, the Partnership contracted with a developer of retail centers for the sale of this parcel. The contract calls for a 180-day inspection period, with appropriate performance standards, and a closing following issuance of required development permits. The inspection period was extended to May 10, 1999, and was further extended to July 15, 1999. This was done to allow the contract buyer additional time to conclude arrangements with a tenant for the property. The buyer has made a $30,000 non-refundable deposit on the contract, and is proceeding with applications for development permits. The contract provides that the closing may be extended by the buyer for up to six months upon payment of an agreed monthly extension fee. If all extensions are requested, closing would be February 1, 2000.

               In November, 1998, the general partner received notification from St. Johns River Water Management District that this property contains some jurisdictional wetlands, and that the area in question had been disturbed when the property was cleared of underbrush as part of the normal maintenance routine. The general partner engaged an environmental consultant to assist in resolving the matter. The area in question was flagged and surveyed, and it was determined that approximately 1.23 acres of the site are in fact jurisdictional wetlands. The General Partner is in the process of working with the Water Management District to mitigate the wetlands so the entire site will be useable by the prospective buyer. The ultimate cost of such mitigation and fines, if any, is unknown at this time, but it is not expected to be material in relation to the total value of the parcel.

Note 3         INVESTMENT IN JOINT VENTURE:
               ----------------------------

               The Partnership owns a 59% interest in West 50 Joint Venture (A Florida Joint Venture) whose purpose is to acquire and hold a 133-acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest is owned by Condev West 50, Ltd., an affiliate of the general partner. The operations of West 50 Joint Venture consist primarily of professional services and real estate taxes. The Partnership's investment is carried at its equity in the net underlying assets. A summary of the assets, liabilities, and venturers' capital of West 50 Joint Venture as of September 30, 1999 is as follows :

                                     Assets
                                     ------
               Cash                                          $      456
               Investment in land                             2,765,064
                                                              ---------
                                                             $2,765,520
                                                             ==========

                      Liabilities and Venturers' Capital
                      ----------------------------------

                                  Liabilities
                                  -----------

               Mortgage note payable                         $  173,865
               Other liabilities                                  1,000
                                                             ----------

               Total liabilities                             $  174,865


                              Venturers' capital
                              ------------------

               Venturers' capital                            $ 2,597,223
               Current profit (loss)                        (      6,568)
                                                             -----------

               Total Venturers' capital                        2,590,655

               Total liabilities and venturers' capital      $ 2,765,520
                                                             ===========

               On September 17, 1999, West 50 Joint Venture entered into a contract for the sale of this entire property. Terms of the contract include an inspection period until November 18, 1999 and closing on or before December 5, 1999. The prospective buyer is currently conducting its due diligence investigation of the property. Because of the short inspection period and closing under this contract, the Partnership has suspended the improvements to the property which include the extension of sewer and water service to the site, and construction of both on site and off site access improvements. Permits for these improvements will be assigned to the buyer at closing, or construction will be reactivated if closing does not occur.

Note 4         DISTRIBUTIONS TO PARTNERS:
               --------------------------

               Pursuant to the partnership agreement, cash flow generated each year by the Partnership is to be distributed 99% to the limited partners and 1% to the general partner. There were no cash flow distributions during the first nine months of 1999.

               Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first nine months of 1999 there were no distributions to limited partners as there were no sales of land.

Note 5         RELATED PARTY TRANSACTIONS:
               ---------------------------

               The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the nine months ended September 30, 1999, $7,297 was reimbursed to the general partner for direct expenses incurred.

               When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first nine months of 1999.

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

Item 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

               During the quarter ended September 30, 1999, the Partnership continued to manage the portfolio properties with the objective of selling the properties at fair market prices. As of September 30, 1999, the Partnership had contracts for sale of both of its two remaining properties.

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

               Results of Operations
               ---------------------

               Total revenues for the nine months ended September 30, 1999 were $837, compared with total revenues of $351,800 for the nine months ended September 30, 1998. Income is generated from short-term cash investments, and income can be expected to fluctuate, depending on the level of cash reserves in the Partnership and prevailing interest rates. In the 1998 period, total revenues included a gain on sale of land in the amount of $347,668 and interest and other income of $4,132. There were no sales of land in the 1999 period. Operating expenses (excluding equity in the losses of the Partnership's joint venture) for the nine months ended September 30, 1999 were $18,740, a decrease from $30,744 for the nine months ended September 30, 1998. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties. However, in the 1998 period, real estate taxes paid on the properties which were sold amounted to $8,718. Real estate taxes on the Partnership's properties are normally paid in November each year. The total real estate tax amount will decrease as properties are sold.

               West 50 Joint Venture, in which the Partnership holds a 59% interest, had a loss of $6,568 for the nine months ended September 30, 1999 compared with a loss of $2,805 for the nine months ended September 30, 1998. The larger loss in 1999 resulted from the refund of billboard rental income because of a decision to terminate existing billboard leases. As discussed under Liquidity and Capital Resources and West 50 Joint Venture below,
               -------------------------------     ---------------------
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

               Liquidity and Capital Resources at September 30, 1999
               -----------------------------------------------------

               Total assets decreased slightly from $1,901,414 at December 31, 1998 to $1,879,636 at September 30, 1999. This reflects the net results of operations for the period. Assets can be expected to decline in the future as properties are sold and distributions are made to limited partners. The Partnership currently holds contracts for sale of all remaining portfolio properties which are expected to close during the fourth quarter of 1999 and the first quarter of 2000.

               Liquidity remained at a relatively low level. Cash and equivalents decreased from $39,457 at 1998 year-end to $23,099 at September 30, 1999. As provided in the Partnership Agreement, the general partner intends to add to reserves from the net proceeds of future land sales if necessary.

               West 50 Joint Venture
               ---------------------

               The area of Lake County, Florida in which the West 50 Joint Venture's 132.7-acre parcel is located has experienced heightened activity in recent months, with significant new residential development beginning in the immediate area. The City of Clermont has extended sewer facilities to one such development which is directly across from the property on the south side of State Road
               50. Water service has been extended to the Joint Venture's property. In order to insure that the Joint Venture's property will have adequate sewer capacity for future development of its property, the Joint Venture has paid $38,623 to the City of Clermont to upgrade the facilities which have been installed. The Partnership has engaged an engineer to design and permit the extension of sewer utilities under SR 50 to the site and to design and permit the construction of access points and related highway improvements from SR 50 to the site. The general partner is in the process of bidding the related construction contracts. All necessary development permits have been obtained. In addition, the Joint Venture has entered into a contract with an excavation and grading company to remove up to 366,000 yards of excess fill from the site and to grade a majority of the site. The Joint Venture has arranged a $500,000 secured line of credit with a commercial bank to pay for the Joint Venture's cost of these improvements. Borrowings under the line of credit will be repaid from future land sales.

                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

          As of September 30, 1999, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              Third Quarter 1999 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports of Form 8-K for the period ended September 30, 1999

                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                       CONDEV LAND GROWTH FUND `86, LTD.
                    BY: Condev Associates, General Partner




October 26, 1999                 /s/ Robert N. Gardner
---------------------            ----------------------------------
     DATE                        Robert N. Gardner, Partner


October 26, 1999                 /s/ Joseph J. Gardner
---------------------            ----------------------------------
     DATE                        Joseph J. Gardner, Partner