Form 10-K405
period 1999-12-31
CONDEV LAND GROWTH FUND 86 LTD
filed 2000-02-24
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.

                                   Form 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the Fiscal Year Ended                              Commission File Number
December 31, 1999                                           #33-06419-A

                       Condev Land Growth Fund '86, Ltd
                       --------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Florida                                         #59-2766359
 -------------------------------                    ----------------------------
  (State or other jurisdiction                           (IRS Employer ID #)
      of incorporation or
         organization)



        2479 Aloma Avenue
       Winter Park, Florida                                     32792
--------------------------------                           ---------------
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

                                Not Applicable
                                --------------

                       CONDEV LAND GROWTH FUND `86, LTD.

                               Table of Contents

                                                                                         Page No.
                                                                                         --------
Part I
   Item 1.  Business                                                                          1
   Item 2.  Properties                                                                        2
   Item 3.  Legal Proceedings                                                                 4
   Item 4.  Submission of Matters to a Vote of Security Holders                               4

Part II
   Item 5.  Market for Registrant's Common Equity and Related Security Holder Matters         5
   Item 6.  Selected Financial Data                                                           5
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                             5
   Item 8.  Financial Statements and Supplementary Data                                       7
   Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                             25

Part III
   Item 10. Directors and Executive Officers of the Registrant                               25
   Item 11. Executive Compensation                                                           25
   Item 12. Security Ownership of Certain Beneficial Owners and Management                   26
   Item 13. Certain Relationships and Related Transactions                                   26

Part IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 27

Signatures                                                                                   28

Annual Report to Limited Partners                                                            29

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

        The Partnership has purchased nine properties to be held for investment in the Central Florida area. The Partnership purchased the last parcel on February 6, 1989. Refer to Item 2. Properties, for full details. Properties are sold as market conditions and demand permit. As of December 31, 1999, the Partnership had sold all of 8 parcels and part of another parcel. As of the same date, the Partnership had an interest in 1 remaining parcel of land.

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

Item 2.

        Properties:
        ----------

        Since its inception, the Partnership has acquired nine properties for investment in the Central Florida Area. Eight of these properties and a portion of one additional property have been sold. As of December 31, 1999, the Partnership owned or had an investment in one remaining property.

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

               Date of Purchase:                    June 10, 1988
               Purchase price:                      $ 400,000
               Additional Capitalized Costs:        $  20,503
               Less: One acre sale                  $(111,646)
               Balance:                             $ 308,857

        In October 1998 the Partnership entered into a contract for sale of this property with a local developer of retail centers. Terms of the contract included an inspection period of up to 180 days, and closing following issuance of the required development permits.

        In November, 1998, the general partner received notification from St. Johns River Water Management District that this property contains some jurisdictional wetlands, and that the area in question had been disturbed when the property was cleared of underbrush as part of the normal maintenance routine. The general partner engaged an environmental consultant to assist in resolving the matter. The wetlands were flagged and surveyed, and it was determined that approximately 1.23 acres of the site are in fact jurisdictional wetlands. The General Partner has been successful in reaching an agreement with the Water Management District to mitigate the wetlands so the entire site will be useable by the prospective buyer. The negotiated cost of fines and penalties for disturbing the wetland was $11,694.98 and the cost of mitigation was agreed to be $23,310, the mitigation cost to be paid upon closing of the property sale. In the interim, the prospective purchaser has been pursuing the necessary development permits, and the Partnership has agreed to closing date extensions to accommodate the buyer's request. The buyer has been paying the Partnership $5,000 per month for these extensions. In January, 2000, the Partnership was notified by the Florida Department of State, Division of Historical Resources, Bureau of Historic Preservation, that "the possibility of encountering a prehistoric archaeological site at the project location is sufficiently high to justify a professional archaeological and historical survey prior to any ground disturbing activities." The buyer has engaged a state registered archaeologist to conduct the necessary study to determine if prehistoric artifacts exist on the site, and has requested a further extension of the contract closing date to accomplish the study. The closing date is being extended to accommodate this request. While it is the General Partner's opinion that no historical material of significance will be discovered on the property, there can be no assurance that significant artifacts will not be found.

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

        On December 30, 1999, West 50 Joint Venture concluded the sale of this land to Scott Gentry, Inc. as Intermediary for Daryl M. Carter, Trustee. The purchase price was $3,840,000. However, this amount includes a payment by the Buyer of $340,000 to the contractor who was grading the site for the Joint Venture, so the net selling price was $3,500,000. In addition the Joint Venture agreed to credit the buyer with $90,000 to compensate the buyer for additional costs associated with environmental matters. After expenses of the sale, which included legal fees, closing costs and a total of $300,000 in real estate commission paid to three non-affiliated real estate brokers, the Joint Venture realized net proceeds of $3,065,322.49. The Joint Venture used $178,913.19 of the net proceeds to pay off the outstanding loan under the Joint Venture's line of credit, leaving distributable proceeds of $2,866,409.30.

        The Joint Venture distributed a total of $2,864,742.30 to its partners, of which 59%, or $1,690,197.96 was distributed to Condev Land Growth Fund `86, Ltd. The Partnership distributed a total of $1,665,000, or $222 per unit to limited partners in January, 2000.

        Parcel 8:
        --------

        The Partnership purchased a 1.04-acre parcel of vacant land located in Seminole County, Florida for $300,000 in August, 1988.

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

        Parcel 9:
        --------

        On February 6, 1989, the Partnership purchased, in joint venture with an affiliated partnership, Condev Land Fund II, Ltd., a 19+/- acre tract located immediately north of the University of Central Florida for $737,355.

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

Item 3.

        Legal Proceedings:
        -----------------

        As of December 31, 1999, the Partnership is not subject to any pending legal proceedings.

Item 4.

        Submission of Matters to a Vote of Security Holders:
        ---------------------------------------------------

        No matter was submitted to Unit Holders for a vote during the fourth quarter of the year ended December 31, 1999.

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

        (b) As of December 31, 1999, there were approximately 619 holders of record of the Units of the Partnership.

        (c) There are no regularly scheduled distributions to limited partners. Distributions are made subsequent to sale of Partnership properties after provision has been made for adequate reserves to cover anticipated future expenses of the Partnership. Unit holders received cash distributions totaling $-0-, $1,417,500, and $-0- during the years ended December 31, 1999, 1998, and 1997, respectively.

Item 6.

        Selected Financial Data:
        -----------------------

                                         Years Ending December 31,
                                         -------------------------

                            1999         1998        1997        1996        1995
                            ----         ----        ----        ----        ----
        Total Revenue    $  163,902  $  352,567  $    4,549   $  349,807   $1,157,261

        Net Income
         (Loss)             120,489     297,230     (46,136)     288,717    1,056,790

        Total Assets      2,021,903   1,901,414   3,025,026    3,067,820    3,619,103

        Partners'
         Capital          2,021,903   1,901,414   3,021,684    3,067,820    3,619,103

        The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

Item 7.

        Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations:
        -------------

        Year 2000
        ---------

        The Partnership is heavily dependent upon a computer system to accurately maintain limited partner records, including name and address information, number of units owned, distribution historical records, and to print limited partner distribution checks. The Partnership engaged a computer consultant to make system changes so the operation of the Partnership was not affected by the date change at the end of 1999. The cost of evaluating the current system and bringing it up to date to be year 2000 compliant was less than $1,000.

        January 1, 1999 through December 31, 1999
        -----------------------------------------

        During 1999, the General Partner focused on concluding the contract which was in place at the end of 1998, marketing the one remaining property, managing both properties to protect existing development rights and obtaining permits which would allow development of the properties. There was one sale of property during 1999. See Item 2.
                                                                    -------
        Properties, Parcel 7 for details. The net proceeds from this sale, after
        --------------------
        provision for reserves, were distributed to limited partners in January, 2000.

        For the year ended December 31, 1999, total income was $163,902, compared with $352,567 for the year ended December 31, 1998. There were four sales of property during 1998 generating a net gain of $344,989. In 1999, there was one sale of land which resulted in a gain of $157,837. The remaining sources of revenue remained relatively constant in both 1998 and 1999.

        Expenses declined in 1999 to $43,413 compared to $55,337 in 1998. The primary reason for the decease was a reduction in real estate taxes. This is the expected result of a reduction in property owned by the Partnership.

        Net income for the year ended December 31, 1999 was $120,489 compared to $297,230 in 1998.

        Total assets increased to $2,021,903 at December 31, 1999. This is because of the sale proceeds of the property sold during December 1999. Net proceeds of $1,665,000 were distributed to limited partners on January 6, 2000.

        Financial projections - 2000
        ----------------------------

        For 2000, the General Partner estimates that approximately $5,000 will be required to pay real estate taxes on the remaining property held by the Partnership, assuming the existing contract closes by June. In addition, the General Partner estimates that property associated holding costs will total approximately $6,000 during 2000 and the costs of administration, legal and accounting will require approximately $10,000. These three categories of expense, totaling $21,000, will be paid from Partnership reserves which were $1,704,516 at 1999 year-end. A distribution of $1,665,000 was made to limited partners on January 6, 2000, leaving $39,516 in cash reserves available to cover expenses. At the level of costs associated with the Partnership's business as set out above, the Partnership has reserves at year end 1999 to fund approximately 1 1/2 years of costs.

        The General Partner estimates that the one remaining property will be sold in 2000 resulting in cash to the Partnership in the approximate amount of $750,000. If concluded as estimated, the sale proceeds would result in a distribution to the limited partners in the approximate amount of $700,000. The balance would be used to settle all final liabilities of the Partnership. If the property does close as expected, all liabilities of the Partnership will be paid and a final distribution to limited partners will be made shortly thereafter. The Partnership will then be terminated.

        January 1, 1998 through December 31, 1998
        -----------------------------------------

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

        January 1, 1997 through December 31, 1997
        -----------------------------------------

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

Item 8.

        Financial Statements and Supplementary Data:
        -------------------------------------------

        I. Condev Land Growth Fund `86, Ltd.
        -----------------------------------

                                                                           Page
           INDEPENDENT AUDITORS' REPORT                                       8

           FINANCIAL STATEMENTS

             Balance sheets                                                   9
             Statements of operations                                        10
             Statements of partners' capital                                 11
             Statements of cash flows                                        12
             Notes to financial statements                                13-17

        II. West 50 Joint Venture
        -------------------------

           INDEPENDENT AUDITORS' REPORT                                      18

           FINANCIAL STATEMENTS

             Balance sheets                                                  19
             Statements of operations                                        20
             Statements of venturers' capital                                21
             Statements of cash flows                                        22
             Notes to financial statements                                23-24

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

The Partners
Condev Land Growth Fund '86, Ltd.
Winter Park, Florida

     We have audited the accompanying balance sheets of Condev Land Growth Fund '86, Ltd. (a Florida Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condev Land Growth Fund '86, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                      OSBURN, HENNING AND COMPANY

Orlando, Florida
January 13, 2000

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1999 and 1998


                                            1999        1998
                                         ----------  ----------
     ASSETS

Cash and cash equivalents                $1,704,516  $   39,457
Accounts receivable                               -       6,078
Due from related entity                       1,222       1,222
Land, at cost (Note 2)                      313,880     308,857
Investment in joint venture (Note 3)              -   1,532,361
Organization costs, less accumulated
  amortization of $40,463 in 1999 and
  $29,309 in 1998                             2,285      13,439
                                         ----------  ----------

                                         $2,021,903  $1,901,414
                                         ==========  ==========


     LIABILITIES AND PARTNERS' CAPITAL

Liabilities                              $        -  $        -
                                         ----------  ----------

Partners' capital
  General partner                             2,595       3,027
  Limited partners                        2,019,308   1,898,387
                                         ----------  ----------
          Total partners' capital         2,021,903   1,901,414
                                         ----------  ----------

                                         $2,021,903  $1,901,414
                                         ==========  ==========






  The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1999, 1998 and 1997


                                 1999       1998       1997
                               --------  ---------   -------
Revenue:
  Gain on land sale           $       -  $ 344,989   $     -
  Equity in income of joint
    ventures                    157,837      1,685       904
  Interest income                 1,065      5,818     3,645
  Other income                    5,000         75         -
                              ---------  ---------   -------
                                163,902    352,567     4,549
                              ---------  ---------   -------
Expenses:
  Taxes and permits              10,353     21,106    22,775
  Office expenses                12,534     14,408    14,420
  Professional fees               9,000     10,175    11,758
  Amortization                   11,154      7,355         -
  Other expenses                    372      2,293     1,732
                              ---------  ---------   -------
                                 43,413     55,337    50,685
                              ---------  ---------   -------

     Net income (loss):       $ 120,489  $ 297,230  $(46,136)
                              =========  =========  ========







  The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997


                               General     Limited
                               Partner     Partners       Total
                               -------   ------------  ------------

Balances, December 31, 1996     $3,966   $ 3,063,854   $ 3,067,820

  Net income (loss)               (461)      (45,675)      (46,136)
                                ------   -----------   -----------

Balances, December 31, 1997      3,505     3,018,179     3,021,684

  Net income (loss)               (478)      297,708       297,230

  Distributions                      -    (1,417,500)   (1,417,500)
                                ------   -----------   -----------

Balances, December 31, 1998      3,027     1,898,387     1,901,414

  Net income (loss)               (432)      120,921       120,489
                                ------   -----------   -----------

Balances, December 31, 1999     $2,595   $ 2,019,308   $ 2,021,903
                                ======   ===========   ===========







  The Notes to Financial Statements are an integral part of these statements.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997


                                            1999          1998         1997
                                         ----------   -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $  120,489   $   297,230   $ (46,136)
  Adjustments to reconcile net income
    (loss) to net cash (used in)
    operating activities:
      Gain on land sale                           -      (344,989)          -
      Equity in (income) of joint
        venture                            (157,837)       (1,685)       (904)
      Amortization                           11,154         7,355           -
      (Increase) decrease in:
        Accounts receivable                   6,078        (6,078)          -
        Due from related entity                   -           460      (1,682)
      Increase (decrease) in:
        Accounts payable                          -        (1,242)      1,242
        Deposits on land                          -        (2,100)      2,100
                                         ----------   -----------   ---------

          Net cash (used in)
            operating activities            (20,116)      (51,049)    (45,380)
                                         ----------   -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from land sales, net of
    closing costs                                 -     1,487,437           -
  Capitalized land related costs             (5,023)         (853)    (49,217)
  Investment in joint venture                     -             -     (31,212)
  Distributions from joint venture        1,690,198         2,360           -
                                         ----------   -----------   ---------

          Net cash provided by
            (used in) investing
            activities                    1,685,175     1,488,944     (80,429)
                                         ----------   -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                       -    (1,417,500)          -
                                         ----------   -----------   ---------

          Net increase (decrease) in
            cash and cash equivalents     1,665,059        20,395    (125,809)

CASH AND CASH EQUIVALENTS, BEGINNING         39,457        19,062     144,871
                                         ----------   -----------   ---------

CASH AND CASH EQUIVALENTS, ENDING        $1,704,516   $    39,457   $  19,062
                                         ==========   ===========   =========




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

          Cash and Cash Equivalents
          -------------------------

               The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1999, cash and cash equivalents include $12,076 invested in a money market account (Nations Prime Inv Daily Shares).

          Organization Costs
          ------------------

               The Partnership has capitalized all organization costs. Upon sale of land, each parcel is allocated a portion of these costs based on the ratio of total acquisition cost to the net proceeds of the offering available to purchase properties for investment. The accompanying statements of operations include $11,154, $7,355 and $-0- of amortization of organization costs resulting from the sales of land within the joint venture and the Partnership during the years ended December 31, 1999, 1998 and 1997, respectively. For tax purposes, the Partnership amortized organization costs over five years.

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

          Investment in Joint Venture
          ---------------------------

               Investment in joint venture is accounted for using the equity method.

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


Note 2.   Land

               At December 31, 1999 and 1998, land consisted of a 6 acre parcel (zoned commercial) in Brevard County, Florida.


               The Partnership has a contract to sell the remaining parcel of land for $850,000. The contract is scheduled to close in the first quarter of 2000.


Note 3.   Investment in Joint Venture

          The Partnership owned a 59% interest in West 50 Joint Venture (a Florida Joint Venture) (the Joint Venture) whose purpose was to acquire and hold a 133 acre parcel of land in Lake County, Florida for investment purposes. The remaining 41% interest was owned by Condev West 50, Ltd., an affiliate of the Partnership's general partner. The Partnership's investment was carried at its equity in the net underlying assets. The Partnership's investment in the joint venture as of December 31, and its equity in income of the joint venture for the years then ended are as follows:

CONTINUED ON NEXT PAGE

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


Note 3.   Investment in Joint Venture - (Continued)

          Investment:
               1999                                    $        -
               1998                                     1,532,361
               1997                                     1,533,035

          Equity in income:
               1999                                    $  157,837
               1998                                         1,685
               1997                                           904

          A summary of the assets, liabilities, and venturers' capital of the Joint Venture at December 31, 1999 and 1998 is as follows:


                                                     1999          1998
                                                   ---------     ----------
                    Assets
                    ------
          Cash                                     $       -     $   21,568

          Investment in land                               -      2,711,839
                                                   ---------     ----------

                                                   $       -     $2,733,407
                                                   =========     ==========
            Liabilities and Venturers' Capital
            ----------------------------------

          Liabilities                              $       -     $  136,185
          Venturers' capital                               -      2,597,222
                                                   ---------     ----------

                                                   $       -     $2,733,407
                                                   =========     ==========

     The Joint Venture had revenue of $277,394, $8,250 and $6,000 during the years ended December 31, 1999, 1998 and 1997, respectively, and net income of $267,520, $2,857 and $1,532, respectively.


          Pursuant to the joint venture agreement, the Partnership was required to contribute funds as needed from time to time to pay operating expenses incurred by the Joint Venture. During 1999, 1998 and 1997, the Partnership was asked to contribute $-0-, $-0- and $31,213, respectively, to pay real estate taxes and operating expenses incurred by the Joint Venture.

          During the year ended December 31, 1999, the Joint Venture sold its parcel of land and recognized a gain of $277,394. The Joint Venture made a complete distribution to its venturers of $2,864,742, of which the Partnership received $1,690,198, thereby terminating the Joint Venture.

          Accordingly, the Joint Venture had no assets, liabilities and venturers' capital at December 31, 1999.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 4.   Allocations and Distributions to Partners

          Operations (excluding land sales)
          ---------------------------------

               Pursuant to the partnership agreement, cash flow and profits and losses from operations are allocated and distributed 99% to the limited partners and 1% to the general partner. No distributions attributable to cash flow were made during the years ended December 31, 1999, 1998 or 1997.

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

               The limited partners received distributions of $-0-, $1,417,500 and $-0- attributable to net cash proceeds from the sales of land during the years ended December 31, 1999, 1998 and 1997, respectively. A distribution of $1,665,000 was made on January 6, 2000.

                       CONDEV LAND GROWTH FUND '86, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS



Note 5.   Related Party Transactions

          The partnership agreement permits the general partner or its affiliates to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Partnership, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1999, 1998 or 1997, as no properties were purchased.

          When properties are sold, an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services, with such commissions, plus commissions paid to nonaffiliates, not to exceed 10% of the gross sales price. In connection with the four land sales during 1998, real estate commissions of 10% for each sale were paid to nonaffiliates. No real estate commissions were paid in 1999 and 1997, as no sales occurred.

          The general partner earned certain fees for administration and management services provided, pursuant to the Partnership agreement. Such fees amounted to $8,496, $8,496 and $9,096 for each of the years ended December 31, 1999, 1998 and 1997.


Note 6.   Concentration of Credit Risk

          The Partnership has all its cash and cash equivalents in accounts with one bank and one investment company. Accounts in the bank are federally insured up to $100,000 per customer.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Venturers
West 50 Joint Venture
Winter Park, Florida


     We have audited the accompanying balance sheets of West 50 Joint Venture (a Florida Joint Venture) as of December 31, 1999 and 1998, and the related statements of operations, venturers' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 1 to the financial statements, the Joint Venture was dissolved on December 31, 1999.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West 50 Joint Venture as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                        OSBURN, HENNING AND COMPANY


Orlando, Florida
January 14, 2000

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                                BALANCE SHEETS
                          December 31, 1999 and 1998


                                            1999      1998
                                        ---------  ----------
     ASSETS

Cash                                    $       -  $   21,568
Land, at cost                                   -   2,711,839
                                        ---------  ----------

                                        $       -  $2,733,407
                                        =========  ==========

     LIABILITIES AND VENTURERS' CAPITAL

Liabilities
  Accounts payable                      $       -  $      320
  Note payable                                  -     135,865
                                        ---------  ----------
                                                -     136,185

Venturers' capital                              -   2,597,222
                                        ---------  ----------

                                        $       -  $2,733,407
                                        =========  ==========




The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1999, 1998 and 1997


                            1999      1998      1997
                          --------  --------  --------
Revenue
  Gain on sale of land    $277,394  $      -  $      -
  Other income                   -     8,250     6,000
                          --------  --------  --------
                           277,394     8,250     6,000
                          --------  --------  --------

Expenses:
  Real estate taxes              -         -       764
  Professional fees          8,350     4,450     3,000
  Insurance                  1,011       509       704
  Office expense               513       434         -
                          --------  --------  --------
                             9,874     5,393     4,468
                          --------  --------  --------

          Net income      $267,520  $  2,857  $  1,532
                          ========  ========  ========





The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                       STATEMENTS OF VENTURERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997


                                 Condev Land
                                 Growth Fund       Condev
                                  `86, Ltd.    West 50, Ltd.      Total
                                 ------------  --------------  ------------

Balances at December 31, 1996    $ 1,500,919     $ 1,043,012   $ 2,543,931

  Contributions                       31,212          21,690        52,902

  Net income                             904             628         1,532
                                 -----------     -----------   -----------

Balances at December 31, 1997      1,533,035       1,065,330     2,598,365

  Distributions                       (2,360)         (1,640)       (4,000)

  Net income                           1,686           1,171         2,857
                                 -----------     -----------   -----------

Balances at December 31, 1998      1,532,361       1,064,861     2,597,222

  Distributions                   (1,690,198)     (1,174,544)   (2,864,742)

  Net income                         157,837         109,683       267,520
                                 -----------     -----------   -----------

Balances at December 31, 1999    $         -     $         -   $         -
                                 ===========     ===========   ===========






The Notes to Financial Statements are an integral part of these statements.

                             WEST 50 JOINT VENTURE
                           (A Florida Joint Venture)

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997


                                             1999         1998       1997
                                         ------------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                             $   267,520   $   2,857   $  1,532
  Adjustments to reconcile net income
     to net cash used in operating
     activities:
       Gain on land sale                    (277,394)          -          -
       Increase (decrease) in:
         Accounts payable                       (320)    (17,383)   (19,710)
         Deposit on land                           -      (1,000)     1,000
                                         -----------   ---------   --------
            Net cash used in
              operating activities           (10,194)    (15,526)   (17,178)
                                         -----------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized land related costs             (77,085)   (101,464)   (36,367)
  Proceeds from land sale, net
   of closing costs                        2,887,453           -          -
                                         -----------   ---------   --------

                                           2,810,368    (101,464)   (36,367)
                                         -----------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit                43,000     135,865          -
  Capital contributions                            -           -     52,902
  Capital distributions                   (2,864,742)     (4,000)         -
                                         -----------   ---------   --------
          Net cash provided by
            financing activities           2,821,742     131,865     52,902
                                         -----------   ---------   --------

          Net increase (decrease)
            in cash                          (21,568)     14,875        643

CASH, BEGINNING                               21,568       6,693      6,050
                                         -----------   ---------   --------

CASH, ENDING                             $         -   $  21,568   $  6,693
                                         ===========   =========   ========

Supplemental information:

In connection with the 1999 land sale, the sale proceeds were reduced by the note payable balance of $178,865.



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

          The Joint Venture's assets were liquidated during the year ended December 31, 1999, and the Joint Venture was dissolved.


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


Note 2.  Sale of Land

          During the year ended December 31, 1999, the Joint Venture sold its entire investment in land. The total selling price was $3,410,000.


Note 3.  Note Payable

          During the year ended December 31, 1999, the Venture was obligated to Citrus Bank on a $500,000 line of credit. Interest payments were due monthly at prime plus .5% (8.5% at December 31, 1999). Principal and interest were due on demand. During the years ended December 31, 1999 and 1998, the Venture incurred and capitalized interest of $13,428 and $6,396, respectively. The line of credit was paid in full at December 31, 1999.


Note 4.  Related Party Transactions

          The joint venture agreement permits the general partner of the Venturers or an affiliate to receive an acquisition fee or a real estate commission from sellers in an amount not to exceed 5% of the gross purchase price of land purchased by the Joint Venture, so long as the total acquisition fee, including that paid to unaffiliated parties, does not exceed 10% of the gross purchase price. No acquisition fees were paid in 1999, 1998 or 1997, as no properties were purchased.

          When properties are sold, an affiliate of the general partner of the Venturers may be paid real estate commissions in the amounts customarily charged by others rendering similar services. Such commissions plus commissions paid to nonaffiliates are not to exceed 10% of the gross sales price. In connection with the land sale in 1999, real estate commissions totaling 8.8% were paid, all to nonaffiliates. No real estate commissions were paid in 1998 or 1997, as no sales occurred.

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

          (b), (c), (d) and (e)

          Robert N. Gardner and Joseph J. Gardners are brothers. The background and experience of the partners of the General Partner are as follows:

          Robert N. Gardner, age 65 has been president, a director and
          -----------------
          shareholder of Condev Corporation and it's predecessors since 1961. A Florida licensed real estate broker and Class A Contractor, he serves on the boards of directors of NationsBank of Central Florida, N.A., and Schroeder-Manatee, Inc.

          Joseph J. Gardner, age 62 has been an officer, a director and
          -----------------
          shareholder of Condev Corporation and its predecessors since 1961. Prior to joining Condev Corporation, he was employed in the land department of Continental Oil Company. Mr. Gardner is Director of Protection One, Inc.. He is a licensed real estate broker.

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

Item 11.

          Executive Compensation
          ----------------------

          (a), (b), (c) and (d)

          The Registrant has not paid and does not plan to pay any executive compensation to the General Partners or their affiliates.

Item 12.

          Security Ownership of Certain Beneficial Owners and Management:
          --------------------------------------------------------------

          (a) The following is a list of persons who are known to the Registrant to be the beneficial owners of more than 5% of the total units outstanding as of December 31, 1999:

                              Name and Address of           Amount & Nature     Percent of
          Title of Class       Beneficial Owner           of Beneficial Owner     Class
          ------------------  ------------------------    -------------------  ----------
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

          Pursuant to the Partnership agreement, the General Partner earned certain fees for administration and management services provided. Such fees amounted to $8,496, $8,496, and $9,096, for each of the years ended December 31, 1998, 1997 and 1996.

          (c) No management person in indebted to the Registrant.

          (d) Not applicable.


                                    PART IV


Item 14.

          Exhibits, Financial Statement, Schedules, and Reports on Form 8-K:
          -----------------------------------------------------------------

          (a) The following financial statements and supplementary data are included in Part II Item 8:

                                                                           Page
              (1) Condev Land Growth Fund `86, Ltd.
                  --------------------------------

                  Independent Auditor's Report                              9

                  Financial Statements
                    Balance Sheets - December 31, 1998 and 1997            10

                  Statements of Operations - Years ended
                    December 31, 1998, 1997 and 1996                       11

                  Statements of Partners' Capital -
                    Years ended December 31, 1998, 1997 and 1996           12

                  Statements of Cash Flows -
                    Years ended December 31, 1999, 1998 and 1997           13

                  Notes to Financial Statements                         14-19

              (2) West 50 Joint Venture
                  ---------------------

                  Independent Auditor's Report                             20

                  Financial Statements
                    Balance Sheets - December 31, 1998 and 1997            21

                  Statements of Operations - Years ended
                    December 31, 1998, 1997 and 1996                       22

                  Statements of Partners' Capital -
                    Years ended December 31, 1998, 1997 and 1996           23

                  Statements of Cash Flows -
                    Years ended December 31, 1998, 1997 and 1996           24

                  Notes to Financial Statements                         25-26

              (3) Exhibits included herein:
                    13 - Annual Report to Unit Holders                     32

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


Date:  February 24, 2000        By: /s/ Robert N. Gardner
     --------------------          ----------------------------
                                   Robert N. Gardner, Partner

Date:  February 24, 2000        By: /s/ Joseph J. Gardner
     --------------------          ---------------------------
                                   Joseph J. Gardner, Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

CONDEV ASSOCIATES, General Partner


/s/ Robert N. Gardner                    February 24, 2000
---------------------------------       ---------------------------
Robert N. Gardner, Partner              Date


/s/ Joseph J. Gardner                    February 24, 2000
---------------------------------       ---------------------------
Joseph J. Gardner, Partner              Date