Form 10-Q
period 2000-03-31
CONDEV LAND GROWTH FUND 86 LTD
filed 2000-04-18
CIK 795280

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000
                       Commission File Number 33-06419-A

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _______.
                                      ---

                       CONDEV LAND GROWTH FUND '86, LTD.

                                     INDEX


PART I.   FINANCIAL INFORMATION:

          Statement of Assets, Liabilities and
          Partner's Capital - March 31, 2000
          and December 31, 1999                                    1

          Statement of Income & Expense -
          Three Months Ended March 31, 2000
          and March 31, 1999                                       2

          Statement of Cash Flows -
          Three months ended March 31, 2000
          and March 31, 1999                                       3

          Notes to Financial Statements                            4 - 5

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations         5

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings                              6

          Item 6.   Exhibits and Reports on Form 8-K               6

Signatures                                                         6

First Quarter 2000 report to Limited Partners                      7

                        PART I.  FINANCIAL INFORMATION


                       CONDEV LAND GROWTH FUND '86, LTD.
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                    ASSETS
                                    ------

                              March 31, 2000       December 31, 1999
                              --------------       -----------------
                                (Unaudited)                  *

Cash & Cash Equivalents         $  748,094             $1,704,516
Accounts Receivable                      -                  1,222
Land, at Cost (Note 2)                   -                313,880
Organization Costs, Net                  -                  2,285
                                ----------             ----------

             Total Assets       $  748,094             $2,021,903
                                ==========             ==========



                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts Payable                $        -             $        -
                                ----------             ----------

    Total Liabilities           $        -             $        -
                                ----------             ----------

Partners' Capital -
  General Partner               $    6,507             $    2,595
  Limited Partners                 741,587              2,019,308
                                ----------              ---------

    Total Partners' Capital     $  748,094             $2,021,903
                                ----------             ----------

Total Liabilities and
          Partners' Capital     $  748,094             $2,021,903
                                ==========             ==========

* Condensed from audited financial statements

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                        STATEMENT OF INCOME AND EXPENSE
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (UNAUDITED)


                                  March 31, 2000     March 31, 1999
                                  --------------     --------------
 INCOME
 ------

Gain on Sale of Land                $  408,380          $       -

Interest and Other Income                  487                366
                                    ----------          ---------

Total Income                        $  408,867          $     366
                                    ----------          ---------


OPERATING EXPENSES
------------------

Equity in loss of joint venture     $        -          $   1,655

Taxes and permits                        2,385                  -

Office expenses                          2,383                428

Professional fees                        8,500              9,000

Amortization                             2,285                  -

Management fees                          2,124              2,124
                                    ----------          ---------

Total Operating Expense             $   17,677          $  13,207
                                    ----------          ---------

Net Income/(Loss)                   $  391,190         ($  12,841)
                                    ==========          =========

   The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.
                            STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                               March 31, 2000   March 31, 1999
                                               --------------   --------------
Cash flows from operating activities:
  Net Income (Loss)                              $   391,190      ($  12,841)
    Adjustments to reconcile net loss
    to net cash used for operating activities:
         Gain on sale of land                       (408,380)
         Equity in loss of Joint Venture, net              -           1,655
         Amortization                                  2,285
       Cash used for changes:
         Due from related entity                       1,222               -
         Accounts Receivable                               -               -
                                                 -----------        --------
  Net cash used in operating activities:             (13,683)        (11,186)
                                                 -----------        --------

Cash flows from investing activities:
  Land development costs                                 366          (1,758)
  Proceeds from land sale                            721,895               -
                                                 -----------       ---------
Net cash from investing activities:                  722,261          (1,758)
                                                 -----------       ---------

Cash flows from financing activities:
  Distributions to partners                       (1,665,000)              -
                                                 -----------       ---------
Net cash used in financing activities:            (1,665,000)              -
                                                 -----------       ---------

Net increase (decrease) in cash                     (956,422)        (12,944)

Cash and cash equivalents at beginning of year     1,704,516          39,457
                                                 -----------       ---------

Cash and cash equivalents at end of period       $   748,094       $  26,513
                                                 ===========       =========

     The accompanying notes are an integral part of these financial statements

                       CONDEV LAND GROWTH FUND '86, LTD.

                         NOTES TO FINANCIAL STATEMENTS


Note 1              BASIS OF PRESENTATION
                    ---------------------

                    The accompanying financial statements, in the opinion of Condev Associates, the general partner of Condev Land Growth Fund '86, Ltd., reflect all adjustments (which include only normal recurring adjustments) necessary to a fair statement of the financial position, the results of operations and the changes in cash position for the periods presented. For a full description of accounting policies, see notes to financial statements in the 1999 annual report on Form 10-K.

Note 2              INVESTMENT IN LAND:
                    -------------------

                    At March 31, 2000, land consisted of the following:

                           6.00 acre parcel (zoned commercial) in
                                     Brevard County, Florida          $      0

                    On October 10, 1998, the Partnership contracted with a developer of retail centers for the sale of this parcel. The sale was concluded with an effective date of March 27, 2000. The property was divided into three separate parcels in a simultaneous closing. The total purchase price for the three parcels was $850,000. After expenses of the sale, which included $85,000 in real estate commissions paid to two non-affiliated brokers, $23,310 to purchase mitigation land as required by the St Johns River Water Management District, and other customary closing fees and expenses, the net proceeds received by the Partnership were $721,895.39. Including the June 1998 sale to Orlando Restaurants Real Estate Joint Venture, net proceeds received by the Partnership relating to this property totaled $900,093. The Partnership paid $400,000 for this parcel in June 1988.


Note 3              DISTRIBUTIONS TO PARTNERS:
                    --------------------------

                    Pursuant to the partnership agreement, proceeds realized from the sale of properties, after the establishment of reserves for future operating costs, are to be distributed at least annually. During the first three months of 2000 a total of $1,665,000 was distributed to limited partners following sale of the property owned by West 50 Joint Venture, in which the Partnership held a 59% controlling interest.

Note 4              RELATED PARTY TRANSACTIONS:
                    ---------------------------

                    The Partnership Agreement provides for the reimbursement to the general partner of administrative expenses incurred in the direct operation of the partnership. For the three months ended March 31, 2000, $2,623 as reimbursed to the general partner for direct expenses incurred.

                    When properties are sold, under certain circumstances an affiliate of the general partner may be paid real estate commissions in amounts customarily charged by others rendering similar services with such commissions plus commissions paid to nonaffiliates not to exceed 10% of the gross sales price. No real estate commissions have been paid to the general partner or any affiliate of the general partner during the first three months of 2000.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    -----------------------------------------------------------
                    AND RESULTS OF OPERATIONS
                    -------------------------

                    During the quarter ended March 31, 2000, the Partnership continued to manage the one remaining portfolio property with the objective of closing on the contract relating to that property. See Note 2. Investment in Land for details.
                                       --------------------------

                    Results of Operations
                    ---------------------

                    Total income for the three months ended March 31, 2000 was $408,867 compared with total income of $366 for the three months ended March 31, 1999. Income is generated from sales of property and from short-term cash investments. In the 2000 period, total revenues included a gain on sale of land in the amount of $408,380 and interest and other income of $487. There were no sales of land in the 1999 period. Operating expenses for the three months ended March 31, 2000 were $17,677, an increase from $13,207 for the three months ended March 31, 2000. In both periods, operating expenses represent the normal costs of operating the Partnership and managing the Partnership properties.

                    West 50 Joint Venture, in which the Partnership held a 59% interest, had a loss of $2,805 for the three months ended March 31, 1999. This joint venture was terminated during 1999 after a final distribution was made to each joint venture partner.

                    Liquidity and Capital Resources at March 31, 2000
                    -------------------------------------------------

                    Total assets decreased from $2,021,903 at December 31, 1999 to $748,094 at March 31, 2000. This reflects the net results of operations for the period and the distribution to limited partners on January 6, 2000. Since the final property owned by the Partnership has been sold, the accounts of the Partnership are being reviewed by independent auditors, all final bills will be paid, and a final distribution to all partners will be made. The Partnership will then be terminated. The final distribution is planned for the end of April or early in May.

                                    PART II


Item 1.  LEGAL PROCEEDINGS
         -----------------

              As of March 31, 2000, there were no legal proceedings in process, nor to the knowledge of the general partner, threatened against the Partnership

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         ---------------------------------

         (A)  Exhibits

              First Quarter 2000 Report to Limited Partners

         (B)  Reports on Form 8-K

              There were no reports on Form 8-K for the period ended March 31, 2000


                           CONDEV LAND FUND II, LTD.
                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                       CONDEV LAND GROWTH FUND `86, LTD.
                       BY: Condev Associates, General Partner




April 18, 2000                 /s/ Robert N. Gardner
----------------------         ---------------------
     DATE                      Robert N. Gardner, Partner



April 18, 2000                 /s/ Joseph J. Gardner
----------------------         ---------------------
     DATE                      Joseph J. Gardner, Partner

                                                                  April 17, 2000

Condev Land Growth Fund '86, Ltd.
First Quarter 2000

Dear Limited Partner:

We are pleased to report that the long-awaited sale of the Titusville property was concluded with an effective date of March 27, 2000. The property was divided into three separate parcels in a simultaneous closing. The total purchase price for the three parcels was $850,000. After expenses of the sale, which included $85,000 in real estate commissions paid to two non-affiliated brokers, $23,310 to purchase mitigation land as required by the St Johns River Water Management District, and other customary closing fees and expenses, the net proceeds received by the Partnership were $721,895.39. Including the June 1998 sale to Orlando Restaurants Real Estate Joint Venture, net proceeds received by the Partnership relating to this property totaled $900,093. The Partnership paid $400,000 for this parcel when it was acquired.

The financial statements of the Partnership for the quarter ending March 31, 2000 are on the reverse side hereof. As described above, there was one property sale during the quarter. Also during the quarter, the Partnership distributed a total of $1,665,000 representing the net distributable proceeds from of the sale of the property owned by West 50 Joint Venture.

Since the final property owned by the Partnership has been sold, the accounts of the Partnership are being reviewed by independent auditors, and a final distribution to all partners will be made after all bills have been paid and a reserve for anticipated future expenses has been established. The Partnership will then be terminated. We are planning to make the final distribution at the end of April or early in May.

Please feel free to contact the Investor Relations office if you have any questions or would like additional information concerning your investment.

Sincerely yours,


CONDEV ASSOCIATES